Form 10-Q
period 2020-06-30
IMARA Inc.
filed 2020-08-14
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020, the registrant had 17,324,736 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to those described under the “Risk Factors” section and include, among other things:

•	the impact of the ongoing COVID-19 pandemic and our response to it;
•

the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, including our ongoing Phase 2a and OLE clinical trials of IMR-687 in SCD and our recently initiated Phase 2b clinical trials of IMR-687 in SCD and β-thalassemia;

•	our development plans regarding HFpEF;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and need for additional financing;
•	our plans to develop and, if approved, subsequently commercialize IMR-687 and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for IMR-687 and any other product candidates we may identify and pursue;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and investments;
•	the potential advantages or differentiating features of IMR-687 and any other product candidates we may identify and pursue;
•	the rate and degree of market acceptance and clinical utility of IMR-687 and any other product candidates we may identify and pursue;
•	our estimates regarding the potential market opportunity for IMR-687 and any other product candidates we may identify and pursue;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for IMR-687 and any other product candidates we may identify and pursue;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	the impact of government laws and regulations;
•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2020 and 2019	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2020 and 2019	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	73
Item 6.	Exhibits	74
Signatures		75

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IMARA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$54,651	$4,936
Short-term investments	51,624	23,971
Prepaid expenses and other current assets	4,318	1,717
Total current assets	110,593	30,624
Property and equipment, net	400	442
Other assets	324	2,232
Total assets	$111,317	$33,298
LIABILITIES, CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,669	$1,658
Accrued expenses and other current liabilities	3,179	2,540
Total current liabilities	4,848	4,198
Deferred rent	173	184
Total liabilities	5,021	4,382
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share; no shares authorized, issued or outstanding as of June 30, 2020; 70,378,661 shares authorized and 60,533,313 shares issued and outstanding as of December 31, 2019	—	77,764
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2020; no shares authorized, issued or outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value per share; 200,000,000 and 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; 17,324,736 and 702,510 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	18	1
Additional paid-in capital	178,402	5,872
Accumulated other comprehensive income	48	32
Accumulated deficit	(72,172)	(54,753)
Total stockholders’ equity (deficit)	106,296	(48,848)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$111,317	$33,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$7,869	$4,366	$13,662	$7,926
General and administrative	2,433	1,191	3,992	1,825
Total operating expenses	10,302	5,557	17,654	9,751
Loss from operations	(10,302)	(5,557)	(17,654)	(9,751)
Total other income:
Interest income	110	160	242	160
Other expense	(12)	—	(7)	—
Total other income (net)	98	160	235	160
Net loss	$(10,204)	$(5,397)	$(17,419)	$(9,591)
Accretion of Series B convertible preferred stock	—	—	(7,858)	—
Net loss attributable to common stockholders—basic and diluted	$(10,204)	$(5,397)	$(25,277)	$(9,591)
Weighted-average common shares outstanding—basic and diluted	17,194,795	702,510	10,344,077	702,510
Net loss per share attributable to common stockholders—basic and diluted	$(0.59)	$(7.68)	$(2.44)	$(13.65)
Comprehensive loss:
Net loss	$(10,204)	$(5,397)	$(17,419)	$(9,591)
Other comprehensive income:
Unrealized gains on investments (net)	64	—	16	—
Comprehensive loss	$(10,140)	$(5,397)	$(17,403)	$(9,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK						COMMON
	SERIES SEED $0.001 PAR VALUE		SERIES A $0.001 PAR VALUE		SERIES B $0.001 PAR VALUE		STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2018	2,712,960	$1,460	31,499,040	$30,729	—	$—	702,510	$1	$4,973	$—	$(31,290)	$(26,316)
Issuance of Series B convertible preferred stock, net of issuance costs of $274	—	—	—	—	25,316,663	43,825	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	95	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(4,194)	(4,194)
Balance at March 31, 2019	2,712,960	$1,460	31,499,040	$30,729	25,316,663	$43,825	702,510	$1	$5,068	$—	$(35,484)	$(30,415)
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	—	—	1,004,650	1,750	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	197	—	—	197
Net loss	—	—	—	—	—	—	—	—	—	—	(5,397)	(5,397)
Balance at June 30, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,265	$—	$(40,881)	$(35,615)

	CONVERTIBLE PREFERRED STOCK						COMMON
	SERIES SEED $0.001 PAR VALUE		SERIES A $0.001 PAR VALUE		SERIES B $0.001 PAR VALUE		STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,872	$32	$(54,753)	$(48,848)
Issuance of Series B convertible preferred stock, net of issuance costs of $20 and beneficial conversion charge	—	—	—	—	9,845,348	9,271	—	—	7,858	—	—	7,858
Accretion of Series B converted preferred stock	—	—	—	—	—	7,858	—	—	(7,858)	—	—	(7,858)
Conversion of convertible preferred stock into common stock	(2,712,960)	(1,460)	(31,499,040)	(30,729)	(36,166,661)	(62,704)	11,172,955	11	94,882	—	—	94,893
Initial public offering, net of underwriting discounts, commissions and offering costs of $3,885	—	—	—	—	—	—	4,700,000	5	66,047	—	—	66,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	360	—	—	360
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,215)	(7,215)
Balance at March 31, 2020	—	$—	—	$—	—	$—	16,575,465	$17	$167,161	$(16)	$(61,968)	$105,194
Initial public offering, net of underwriting discounts, commissions and offering costs of $17	—	—	—	—	—	—	705,000	1	10,473	—	—	10,474
Exercise of stock options	—	—	—	—	—	—	44,271	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	—	—	550	—	—	550
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	—	—	—	—	(10,204)	(10,204)
Balance at June 30, 2020	—	$—	—	$—	—	$—	17,324,736	$18	$178,402	$48	$(72,172)	$106,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,419)	$(9,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	910	292
Depreciation expense	49	—
Amortization and accretion on investments	(8)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,601)	(114)
Accounts payable	(112)	764
Accrued expenses and other current liabilities	469	1,062
Deferred rent	(11)	32
Other assets	(60)	—
Net cash used in operating activities	(18,783)	(7,555)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	14,200	—
Purchases of short-term investments	(41,829)	—
Purchases of property and equipment	(22)	(81)
Net cash used in investing activities	(27,651)	(81)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	17,150	45,575
Proceeds from initial public offering, net of underwriting discounts and commissions	80,427	—
Payment of issuance costs	(1,646)	—
Proceeds from exercise of options	218	—
Net cash provided by financing activities	96,149	45,575
Net increase in cash, cash equivalents and restricted cash	$49,715	$37,939
Cash, cash equivalents and restricted cash, beginning of period	$5,024	$7,382
Cash, cash equivalents and restricted cash, end of period	$54,739	$45,321
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$94,893	$—
Accretion of redeemable convertible preferred stock to redemption value	$7,858	$—
Reclassification of deferred offering costs from other assets to additional paid-in capital	$2,144	$—
Deferred offering costs included in accounts payable and accrued expenses	$369	$55
Property and equipment purchases included in accrued expenses	$15	$—
Unrealized gain on investments	$16	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents	$54,651	$45,233
Restricted cash (included in other assets)	88	88
Total cash, cash equivalents and restricted cash	$54,739	$45,321

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

IMARA Inc. (“IMARA” or the “Company”) is a clinical-stage biopharmaceutical company dedicated to developing and commercializing novel therapeutics to treat patients suffering from rare inherited genetic disorders of hemoglobin, known as hemoglobinopathies, which have significant unmet medical need. The Company was incorporated in January 2016 under the laws of the State of Delaware, and its principal offices are in Boston, Massachusetts.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its impact on the Company’s business and the global economy. The Company’s sole product candidate currently under development, IMR-687, as well as any other product candidates the Company may develop, will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

In February 2020, the Company effected a 1-for-6.299 reverse stock split of the Company’s issued and outstanding shares of common stock and a proportional adjustment to the existing conversion ratios for each of the Company’s outstanding series of preferred stock. All share and per share amounts in the unaudited condensed consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to the reverse stock split, including reclassifying an amount equal to the change in par value of common stock to additional paid-in capital.

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

On March 16, 2020, the Company completed an initial public offering (“IPO”) of its common stock and issued and sold 4,700,000 shares of common stock at a public offering price of $16.00 per share, resulting in gross proceeds of $75.2 million. On April 13, 2020, the Company issued and sold an additional 705,000 shares of common stock pursuant to the exercise of the underwriters’ option to purchase additional shares for aggregate gross proceeds of $11.3 million. Inclusive of the exercise by the underwriters of their option to purchase additional shares, the Company received approximately $76.5 million in net proceeds from the IPO after deducting $10.0 million of underwriting discounts and commissions and offering expenses.

Upon the closing of the IPO, all 70,378,661 shares of outstanding preferred stock automatically converted into 11,172,955 shares of common stock. Upon conversion of the convertible preferred stock, the Company reclassified the carrying value of the convertible preferred stock to common stock and additional paid-in capital.

Liquidity

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO. As of June 30, 2020, the Company had cash, cash equivalents, and investments of $106.3 million and an accumulated deficit of approximately $72.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes its cash, cash equivalents and investments as of June 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and notes thereto, included in the Company’s Registration Statement on Form S-1/A, filed with the Securities Exchange Commission (“SEC”) on March 10, 2020. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2020, the results of its operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2020. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2020.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these unaudited condensed consolidated financial statements include, but are not limited to, accrued research and development expenses, stock-based compensation expense, the fair value of the common stock and the intrinsic value of the beneficial conversation feature present in the second tranche of the Series B Preferred Stock issued in February of 2020. Actual results could differ materially from those estimates.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company’s comprehensive loss was equal to net loss for the three and six months ended June 30, 2019. For the three and six month period ended June 30, 2020, as a result of the Company’s investments in available-for-sale securities, the Company’s comprehensive loss includes unrealized gains and unrealized losses on those available-for-sale securities.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. This standard will become effective for the Company for fiscal years beginning after December 15, 2020, and interim periods within fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company anticipates that the adoption of this standard will have an impact on its balance sheet due to the recognition of right-of-use assets and lease liabilities; however, the Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. The amendments in Part I of this update are effective for the Company for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company is currently evaluating the impact that the adoption of ASU 2017-11 will have on its consolidated financial statements.

In March 2020, the FASB issued (“ASU 2020-03”), Codification Improvements to Financial Instruments, which addressed, among other topics, Amendments related to ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13”). The amendments align the contractual term under Topic 326 and Topic 842 (Leases) to be consistent, and also clarifies when an entity should record an allowance for credit losses in accordance with Topic 326. This standard became effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements and related disclosures, but does not expect the adoption of ASU 2020-03 or 2016-13 to be material.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$42,047	$42,047	$—	$—
Marketable securities:
United States Treasury Bills	21,989	21,989	—	—
Corporate debt securities	18,367	—	18,367	—
Commercial paper	11,268	—	11,268	—
Total financial assets	$93,671	$64,036	$29,635	$—

	December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$4,477	$4,477	$—	$—
Marketable securities:
Corporate debt securities	5,772	—	5,772	—
Commercial paper	18,199	—	18,199	—
Total financial assets	$28,448	$4,477	$23,971	$—

As of June 30, 2020 and December 31, 2019, the Company’s Level 1 financial assets consisted of cash equivalents held in money market funds, which are valued using quoted market prices in active markets without any valuation adjustment, and United States treasury bills, which are based on quoted market prices in active markets. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the three and six months ended June 30, 2020 and the year ended December 31, 2019, there were no transfers between fair value measurement levels.

The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Investments

As of June 30, 2020 and December 31, 2019, the Company had short-term investments consisting of United States treasury bills, corporate debt securities, and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the condensed consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
United States Treasury Bills	$21,989			$21,989
Corporate debt securities	$18,319	$50	$(2)	$18,367
Commercial Paper	11,268	1	(1)	11,268
Total	$51,576	$51	$(3)	$51,624

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$18,167	$32	$—	$18,199
Corporate debt securities	5,772	—	—	5,772
Total	$23,939	$32	$—	$23,971

As of June 30, 2020, the Company had four available-for-sale securities with an aggregate value of approximately $14.5 million in immaterial unrealized loss positions for less than twelve months. As of December 31, 2019, the Company had no available-for-sale securities in unrealized loss positions The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2020 and December 31, 2019.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Accrued research and development expenses	$1,357	$1,106
Accrued compensation and benefits	1,310	802
Accrued professional services	431	330
Accrued other	81	302
Total accrued expenses	$3,179	$2,540

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

To date, pursuant to the license agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which were recorded as research and development expenses. No payments were made during the year ended December 31, 2019, or for the three and six months ended June 30, 2020. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance. The Company also allowed Lundbeck to participate in the fourth tranche of its Series A preferred stock financing in November 2018 at $1.00 per share.

The Lundbeck Agreement can be terminated by the Company at any time with 180 days’ written notice. The Company or Lundbeck may terminate the agreement by written notice within a specified period of time in the event of a material breach.

7. Commitments and Contingencies

Lease Agreements

In 2016, the Company entered into an agreement for office space located in Cambridge, Massachusetts, which was a month-to-month lease, with a related party (see Note 13). The agreement for this space terminated on August 17, 2019. The Company recorded rent expense of less than $0.1 million during the three and six months ended June 30, 2019.

In May 2019, the Company entered into a new operating lease agreement for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term. The lease includes a rent escalation clause which results in cash rental payments of approximately $0.3 million annually. Rent expense is being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Lease Agreement. The Company provided a security deposit of approximately $0.1 million in May 2019, which is included as a component of other assets on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The Company occupied the space in August 2019 and commenced recognition of rent expense. The Company recorded rent expense of less than $0.1 million during the three months ended June 30, 2020, and approximately $0.1 million during the six months ended June 30, 2020.

The following table summarizes the future minimum lease payments due under the Company’s operating lease (in thousands):

June 30, 2020
2020	$135
2021	273
2022	278
2023	284
Thereafter	229
$1,199

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2020 and year ended December 31, 2019, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

Indemnification Obligations

The Company agrees to standard indemnification obligations as part of entering into agreements in the ordinary course of business. Pursuant to the indemnification provisions, the Company agrees to indemnify, hold harmless, and to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally the Company’s business partners, in connection with matters specified in the applicable provision, which may include any U.S. patent or any copyright or other intellectual property infringement claim by any third-party with respect to the Company’s products or product liability claims by any third-party with respect to the Company’s products. The term of these indemnification obligations is generally perpetual any time after execution of the agreement. The potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification obligations.

8. Convertible Preferred Stock

On February 25, 2020, the Company raised $17.1 million in net proceeds from the sale of 1,562,994 shares of Series B Preferred Stock, at a price of $10.9722 per share, upon a waiver of specified milestone conditions from the holders of a majority of the shares then held by the holders of Series B Preferred Stock. Upon issuance, each share of Series B Preferred Stock included an embedded beneficial conversion feature as the estimated fair value of the Company’s common stock on the date of issuance of the Series B Preferred Stock was higher than the effective conversion price of the Series B Preferred Stock of $10.9722 per share. Given the proximity of the issuance to the Company’s public offering, the Company utilized the $16.00 public offing price of its common stock to determine the intrinsic value of the beneficial conversion feature. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $7.9 million as a discount on the Series B Preferred Stock at issuance. Because the Series B Preferred Stock was immediately convertible upon issuance and did not include mandatory redemption provisions, the discount on the Series B Preferred Stock was immediately accreted.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through June 30, 2020, no cash dividends have been declared or paid.

As of June 30, 2020, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of June 30, 2020 and December 31, 2019, the Company has reserved for future issuance the following shares of common stock:

	June 30, 2020	December 31, 2019
Conversion of outstanding preferred stock	—	9,609,961
Shares reserved for future issuance under the 2016 Stock Incentive Plan	—	228,852
Shares reserved for future issuance under the 2020 Equity Incentive Plan	1,321,261	—
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	193,216	—
	1,514,477	9,838,813

10. Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, (the “2016 Plan”) provided for the grant of restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company.

As of December 31, 2019, the number of shares of common stock authorized to be issued under the 2016 Plan was 2,091,969, of which 228,852 shares remained available for future grants as of December 31, 2019. As of the effective date of the 2020 Equity Incentive Plan (the “2020 Plan”), no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2020 Equity Incentive Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020 the Company’s stockholders approved, the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective on March 11, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan is the sum of: (1) 1,220,283 shares of the Company’s common stock; plus (2) the number of shares (up to a maximum of 2,091,969 shares) equal to the sum of (x) 228,852 shares, which represents the Company’s common stock reserved for issuance under the 2016 Plan that remained available for grant under the 2016 Plan as of March 11, 2020 and (y) the number of shares of the Company’s common stock subject to outstanding awards granted under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. No more than 8,541,982 shares of common stock may be issued as incentive stock options under the 2020 Plan. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan

As of June 30, 2020, there were 1,321,261 shares available for future issuance under the 2020 Plan.

For financial reporting purposes, the Company performed common stock valuations with the assistance of a third-party specialist through October 23, 2019 to determine stock-based compensation expense for stock options. Upon completion of the IPO, the fair value of the common stock on the grant date was based on the closing price of the stock on the Nasdaq Global Select Market on the date of grant.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	1,863,117	$4.60	8.90
Granted	322,439	16.00
Exercised	(44,271)	4.92
Forfeited	(194,565)	6.68
Outstanding as of June 30, 2020	1,946,720	$6.27	7.82	$41,579
Options vested and exercisable as of June 30, 2020	691,244	$4.21	5.70	$16,192

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three and six months ended June 30, 2020 was $10.36 and $10.16, respectively. The weighted-average grant date fair value of the Company’s stock options granted during each of the three and six months ended June 30, 2019 was $3.42.

The assumptions that the Company used to determine the grant date fair value of stock options granted to employees, non-employees and members of the Board during the three and six months ended June 30, 2020 and 2019 were as follows, presented on a weighted-average basis Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Expected term (in years)	6.20	6.11	6.12	6.11
Expected volatility	73.79%	69.70%	72.35%	69.70%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.44%	2.19%	0.66%	2.19%

Performance-based awards

The Company granted stock options to purchase an aggregate of 220,928 shares of common stock to certain employees, officers and consultants and advisors of the Company on May 16, 2019, June 5, 2019 and June 21, 2019, which contain performance-based vesting criteria. Vesting of these options was contingent on the closing of the second tranche of Series B Preferred Stock financing. Stock-based compensation expense associated with performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. As a result of the performance condition being met on February 25, 2020, these options will vest as to 25% of the shares underlying each option on February 25, 2021 and as to the remainder of the shares in equal quarterly installments for three years thereafter. The Company recognized stock-based compensation expense of less than $0.1 million for these options during the three and six months ended June 30, 2020, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development	$185	$59	$340	$73
General and administrative	365	138	570	219
Total stock-based compensation expense	$550	$197	$910	$292

As of June 30, 2020 and December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $5.6 million and $3.3 million, respectively, which is expected to be recognized over a weighted-average period of 3.03 and 3.17 years, respectively.

2020 Employee Stock Purchase Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on March 11, 2020. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 193,216 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing until, and including, the fiscal year commencing on January 1, 2031, in an amount equal to the lowest of (i) 386,432 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors.

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

12. Net Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Net loss applicable to common stockholders for the six months ended June 30, 2020 did not equal net loss due to the accretion of the beneficial conversion feature of Series B Preferred Stock in the amount of $7.9 million. The beneficial conversion feature was initially recorded as a discount on the Series B Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series B Preferred Stock was then immediately written off as a deemed dividend as the Series B Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including convertible preferred stock and options to purchase common stock during the period determined using the if-converted method, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Series Seed Preferred Stock	—	430,693	—	430,693
Series A Preferred Stock	—	5,000,623	—	5,000,623
Series B Preferred Stock	—	4,178,645	—	4,178,645
Options to purchase common stock	1,946,720	645,568	1,946,720	645,568

13. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A preferred stock financing and both tranches of the Series B preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed Preferred Stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 6.9% and a 9.3% ownership interest on a fully diluted basis as of June 30, 2020 and December 31, 2019, respectively. Mette Kirstine Agger, a member of our board of directors, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 6). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 2.5% and a 4.2% ownership interest on a fully diluted basis as of June 30, 2020 and December 31, 2019, respectively. Lundbeck did not participate in the Series B Preferred Stock financing.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments which are recorded as research and development expense.

Cydan Development, Inc.

In January 2016, the Company entered into a Business Services Agreement with Cydan Development, Inc., or Cydan, pursuant to which Cydan provided office space, personnel assistance, and other business services to the Company on an as-needed basis.  At the time the agreement was signed, Cydan was considered a related party because  Cydan was a holder of more than 5% of the Company’s capital stock and Dr. James McArthur was the Company’s founder, President and Chief Executive Officer, a member of the Company’s board of directors and a holder of more than 5% of the Company’s capital stock and the Chief Scientific Officer of Cydan.  As of June 30, 2020, Cydan is no longer considered a related party. The Company paid Cydan less than $0.1 million during the three and six months ended June 30, 2019 related to the Business Services Agreement, all of which was recorded as research and development expense. The Company agreed with Cydan to terminate the Business Services Agreement and all related services rendered by Cydan to the Company effective as of August 17, 2019. Accordingly, there were no amounts due to Cydan as of June 30, 2020 and December 31, 2019.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing novel therapeutics to treat patients suffering from rare inherited genetic disorders of hemoglobin, known as hemoglobinopathies. Our pipeline is built on the differentiated therapeutic potential of our initial product candidate, IMR-687, which is an oral, once-a-day, potentially disease-modifying treatment for sickle cell disease, or SCD, and ß-thalassemia. IMR-687 is a highly selective, potent small molecule inhibitor of phosphodiesterase- 9, or PDE9, that has a multimodal mechanism of action that acts primarily on red blood cells, and has the potential to act on white blood cells, adhesion mediators and other cell types that are implicated in these disorders.

We are conducting a randomized, double-blinded, placebo-controlled Phase 2a clinical trial of IMR- 687 in adult patients with SCD. In pre-specified interim analyses from this trial, we observed proof of concept clinical activity and IMR-687 was reported to be well tolerated. We expect to report top-line data from this trial in the fourth quarter of 2020. We are also conducting an open label extension, or OLE, clinical trial, which allows patients from the Phase 2a clinical trial to continue into a long-term four-year trial to test safety and measure tolerability of IMR- 687. Details on the study and preliminary data from two patients in the OLE clinical trial is detailed below.

We recently initiated a Phase 2b clinical trial of IMR-687 for the treatment of patients with SCD and a Phase 2b clinical trial of IMR-687 for the treatment of patients with ß-thalassemia. We recently dosed the first patient in the Phase 2b clinical trial of IMR-687 for the treatment of patients with SCD. We have commenced site activation and have begun screening patients for the Phase 2b clinical trial of IMR-687 for the treatment of patients with ß-thalassemia and expect to dose the first patient in the near term. We currently expect to report interim data from each of these trials in the first half of 2021. We are still evaluating the impact of the COVID-19 pandemic on these Phase 2b trials, as discussed below, and therefore, our estimated timelines for these clinical trials could be delayed.

Recent Developments

Open Label Extension Clinical Trial

We are conducting a four-year OLE clinical trial which allows patients from the Phase 2a clinical trial to enroll in a long-term safety and tolerability study of IMR-687 following completion of the Phase 2a clinical trial of IMR-687 in SCD. The OLE clinical trial was initially designed so that patients were administered a daily dose of 100 mg of IMR-687, and in the second quarter of 2020, a protocol amendment increased the daily dose to 200 mg.  Patients from the combination sub-study continue to receive the same dose of HU that they received while on the Phase 2a clinical trial throughout the duration of the OLE clinical trial. As the Phase 2a clinical trial has neared completion, we have seen increased enrollment in the OLE clinical trial, with six of the eight currently enrolled patients having started the OLE clinical trial since the beginning of June 2020. We plan to analyze data from OLE clinical trial patients at approximately six-month intervals and two patients have crossed that threshold.

Patient #1 completed one year of treatment on the OLE clinical trial in June 2020.  This patient was originally randomized to the 100 mg/200 mg dose group in the monotherapy sub-study of the Phase 2a clinical trial, in which the patient received IMR-687 for six months through May 2019, and then transitioned to the OLE clinical trial in June 2019, after a washout period of approximately one month. As of June 2020, the patient had been on IMR-687 for 18 months, either as part of the Phase 2a clinical trial (six months) or as part of the OLE clinical trial (additional 12 months).

A comparison of data for the 18-month period while the patient has been on IMR-687 versus information from a retrospective review of the patient’s medical records for the 18 months prior to initiation of IMR-687 indicate potential benefits of IMR-687 for this patient with respect to reported vaso-occlusive crises, or VOCs, trends, healthcare facility use and disease biomarkers.  In the 18-month period on IMR-687, the patient had a 55% (38 to 17) reduction in reported VOCs, as compared to the 18-month period prior to IMR-687 administration. Furthermore, reported VOCs that resulted in emergency department, or ED, visits and out-patient visits decreased by 55% (22 to 10 visits) and 50% (14 to 7 visits) respectively, in the 18-month period on IMR-687 versus the 18-month period prior to initial IMR-687 administration. Reported VOCs that resulted in hospitalization decreased from two in the 18-month period prior to IMR-687 administration to zero in the 18-month period on IMR-687.

A review of reported VOCs during the 18-month period on IMR-687 showed a decreased incidence of VOCs with increased time on IMR-687.  In the first six months on IMR-687, the patient reported nine VOCs.  In the next six months, the patients reported six VOCs, and in the last six months of the 18-month period, the patient reported two VOCs.  Additionally, reported VOCs that resulted in ED visits dropped from five in the first and second six-month periods to zero in the most recent six-month period (100% reduction).  Patients are also administered the ASCQ-Me questionnaire, a National Institutes of Health validated SCD questionnaire, for the first time in the OLE clinical trial at the 12-month OLE visit.  The ASCQ-ME questionnaire reports patient outcomes across seven domains (emotional, social functioning, pain, stiffness, sleep, pain episode frequency and pain episode severity). Examination of ASCQ-Me scores after 18 months of IMR-687 treatment for this patient showed improvement in five of the seven domains when compared to ASCQ-Me scores at the start of the Phase 2a clinical trial, including improvement in pain episode frequency and pain episode severity.  There was no change in score from the baseline Phase 2a clinical trial measurements with respect to social functioning and the emotional domain score was the only domain score to regress when compared to the baseline Phase 2a clinical trial measurements.

We also observed improvement across key SCD disease biomarkers in the first patient. A comparison of the patient’s lab values from the most recent OLE clinical trial visit in June 2020 to the patient’s baseline lab values at the start of the Phase 2a clinical trial are summarized in the table below:

Biomarker (Unit)	Pre-Treatment Baseline in Ph 2a	Last OLE Visit	Absolute Change	Percentage Change
F-cell percentage (%)	26.1	46.3	20.2	+77%
HbF percentage (%)	12.3	16.2	3.9	+32%
Hb (g/dL)	7.6	8.6	1.0	+13%
MCV (fL)	86.8	90.3	3.5	+4%
Percent reticulocytes (%)	15	10	5.0	-33%
Absolute reticulocyte count (×109/L)	408	320	88	-22%
Indirect bilirubin (µmol/L)	29	25	4	-14%
LDH (U/L)	306	296	10.0	-3%

Note: The % unit for F-cells, HbF, and reticulocytes represents percentage points for absolute change values and % for percentage (relative) change values.

Patient #2 completed six months on the OLE clinical trial in August 2020.  This patient entered the Phase 2a clinical trial as part of the HU combination sub-study and was randomized to the placebo dose group, and therefore never received IMR-687 during the Phase 2a clinical trial. The patient started the OLE clinical trial 14 months after completing the Phase 2a clinical trial in December 2018 but remained on a stable HU dose (3000mg daily) during this period and while on the OLE clinical trial.  A comparison of VOC data for the six-month OLE clinical trial period versus information from a retrospective review of the patient’s medical records for the six month period prior to initiation of the OLE clinical trial indicate potential benefits of IMR-687 being administered in combination with HU. There were zero VOCs during the six-month period on the OLE clinical trial as compared to 15 reported VOCs in the previous six months while on HU alone.

In addition to the observed reductions in reported VOCs, we saw improvement across SCD disease biomarkers in this second patient. A comparison of the patient’s lab values from the most recent OLE clinical trial visit in July 2020, to the patient’s baseline lab values at the start of the OLE clinical trial are summarized below:

Biomarker (Unit)	Pre-Treatment Baseline in OLE	Last OLE Visit	Absolute Change	Percentage Change
F-cell percentage (%)	59.7	80.9	21.2	+35.5%
HbF percentage (%)	20.7	29.7	9.0	+43.5%
Hb (g/dL)	9.9	10.7	0.8	+8.1%
MCV (fL)	111.9	122.1	10.2	+9.1%
Percent reticulocytes (%)	4.2	3.8	0.4	-9.5%
Absolute reticulocyte count (×109/L)	102.5	89.8	12.7	-12.4%
Indirect bilirubin (µmol/L)	12	11	1.0	-8.3%
LDH (U/L)	332	245	87	-26.2%

Note: The % unit for F-cells, HbF, and reticulocytes represents percentage points for absolute change values and % for percentage (relative) change values

We caution that this data is based upon only two patients at specified intervals in the OLE clinical trial, and reported VOC comparisons involve retrospective reviews of the patients’ medical records, and is therefore not a statistical approach. As a result, we cannot assure you that future data on these patients will continue to be favorable or that data on other patients in the OLE clinical trial will demonstrate potential benefit of IMR-687.

Heart Failure

In the second quarter of 2020, we began preclinical research to study IMR-687 in heart failure with preserved ejection fraction, or HFpEF, with the Necker Institute of Paris, France. Published literature suggests that the inhibition of PDE9, and resulting increases in cyclic guanosine monophosphate, or cyclic GMP, through natriuretic peptide modulation, can serve as an attractive target for the prevention and treatment of vascular disease, including HFpEF.  In connection with this program, we formed an advisory board co-chaired by Thomas Wang, MD (UT Southwestern Medical Center) and Deepak Gupta, MD MSCI (Vanderbilt University Medical Center).  In addition, they have assembled a group of key opinion leaders in heart failure from Vanderbilt University Medical Center (JoAnn Lindenfeld, MD, Anna Hemnes, MD, Sheila Collins, PhD, Frank Harrell Jr., PhD), UT Southwestern Medical Center (Joseph Hill, MD PhD), Mayo Clinic (Maggie Redfield, MD), and Northwestern University (Sanjiv Shah, MD) to further advise about potential development of IMR-687 in this indication.

Financial Overview

Since our inception in 2016, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of IMR-687. To date, we have funded our operations primarily through the sale of common stock in our initial public offering, or IPO, and the sale of convertible preferred stock. In March 2020, we completed an IPO of our common stock and issued and sold 4,700,000 shares of common stock at a public offering price of $16.00 per share, resulting in gross proceeds of $75.2 million. In April 2020, the underwriters exercised their option to purchase additional shares in full to purchase 705,000 additional shares of common stock for aggregate gross proceeds of $11.3 million. Inclusive of the underwriters’ option to purchase additional shares, we received approximately $76.5 million in net proceeds from the IPO after deducting $10.0 million of underwriting discounts and commissions and offering expenses. Upon completion of the IPO, all 70,378,661 shares of outstanding convertible preferred stock automatically converted into 11,172,955 shares of common stock.

In February 2020 we effected a 1-for-6.299 reverse stock split of our common stock. All historical share and per share information shown herein and in our unaudited condensed financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

We have incurred significant operating losses since inception. Our losses from operations were $10.3 million and $17.7 million for the three and six months ended June 30, 2020, respectively, and $5.6 million and $9.8 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of approximately $72.2 million. We expect to continue to incur significant operating losses for the foreseeable future, as we advance IMR-687 and any product candidates we may develop in the future from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We expect to incur significant expenses related to maintaining and expanding our intellectual property portfolio, hiring additional research and development and business personnel and operating as a public company. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2020, we had $106.3 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic is ongoing and its impact continues to evolve as of the date of this Quarterly Report on Form 10-Q. We are actively monitoring the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry and workforce.

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity to date and while we have not experienced any noticeable increase in the patient discontinuation rate from our ongoing Phase 2a clinical trial of IMR-687 in SCD, the COVID-19 pandemic has resulted in minor disruptions to our clinical trial operations, including some missed and incomplete patient visits in our ongoing Phase 2a clinical trial of IMR-687 in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Phase 2b clinical trials of IMR-687 in SCD and ß-thalassemia. In addition, most of our employees are currently working remotely, and we are temporarily restricting travel and attendance at industry events by our employees. The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition and on the market price of our common stock

Our financial condition, results of operations and liquidity could be negatively impacted by the COVID-19 pandemic in future periods. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the continued severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues, it may have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

Lundbeck License Agreement

In April 2016, we entered into an agreement with H. Lundbeck A/S, or Lundbeck, for a worldwide license under certain patent rights and certain know-how owned or otherwise controlled by Lundbeck within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or other diseases or disorders, including those directly or indirectly related to hemoglobinopathies, which we refer to as the field. The agreement grants us an exclusive license under the licensed technology, including the right to grant sublicenses with certain restrictions, to research, develop, make, have made, use, sell, have sold, offer to sell, import, export and commercialize any product comprising or containing certain PDE9 inhibitors, in the field. The agreement also grants us a non-exclusive license under the licensed technology to research and develop, and make, have made, use, import and export for purposes of enabling such research and development, enhancements, improvements, modifications or derivatives to licensed products, until but not beyond a specified pre-commercialization developmental stage with respect to each such enhancement, improvement, modification or derivative. Under the agreement, we have made cash payments totaling $1.8 million to date, consisting of an upfront payment and ongoing milestone payments, and also issued shares of our common stock as described in Note 13, Related Party Transactions, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We are obligated to make milestone payments to Lundbeck aggregating up to $23.5 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any licensed product and $11.8 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any IMARA product that is or comprises a PDE9 inhibitor but is not a licensed product, or a PDE9 product, if any. We are obligated to pay tiered royalties of low-to-mid single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products, and tiered royalties of low single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of PDE9 products, if any.

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

We expense research and development costs as incurred. We recognize external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities are based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our unaudited condensed consolidated financial statements as prepaid expenses or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized, even when there is no alternative future use for the research and development. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
IMR-687	$6,038	$3,250	$10,527	$6,273
Personnel expenses (including stock-based compensation)	1,674	833	2,793	1,221
Other expenses	157	283	342	432
Total research and development expenses	$7,869	$4,366	$13,662	$7,926

The successful development of IMR-687 and any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of IMR-687 or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of IMR-687 or potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•	the impact of the ongoing COVID-19 pandemic and our response to it;
•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to maintain our current research and development programs and to establish new ones;
•	establishing an appropriate safety profile with investigational new drug application, or IND, enabling studies;
•	successful patient enrollment in, and the initiation of, clinical trials;
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

Total Other Income, Net

Total Other Income), Net. Total other income, net primarily consists of interest earned on our cash, cash equivalents and investments, offset by amortization and accretion on investments and foreign currency translation adjustments.

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Change
	2020	2019	$
	(in thousands)
Operating expenses:
Research and development	$7,869	$4,366	$3,503
General and administrative	2,433	1,191	1,242
Total operating expenses	10,302	5,557	4,745
Loss from operations	(10,302)	(5,557)	(4,745)
Total other income, net	98	160	(62)
Net loss	$(10,204)	$(5,397)	$(4,807)

Research and Development Expenses

Research and development expenses increased by approximately $3.5 million from $4.4 million for the three months ended June 30, 2019 to $7.9 million for the three months ended June 30, 2020. The increase in research and development expenses was primarily attributable to the following:

•	a $2.8 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for IMR-687;
•

a $0.8 million increase in personnel-related costs, including a $0.1 million increase in stock-based compensation expense, primarily due to an increase in headcount to support the growth of our research and development efforts; and

•	a $0.1 million decrease in other research and development operational costs, including facilities, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.2 million from $1.2 million for the three months ended June 30, 2019 to $2.4 million for the three months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•	a $0.8 million increase in other general and administrative operational costs, including facilities, rent and increased insurance cots as a result of operating as a public company; and
•	a $0.4 million increase in personnel costs, including a $0.2 million increase in stock-based compensation expense, primarily due to an increase headcount.

Total Other Income, Net

Total other income, net was $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively. In June 2019, we invested our cash in money market funds and available-for-sale securities and our total other income (expense), net of $0.1 million and $0.2 million for the three months ended June 30, 2020 and 2019, respectively, consisted primarily of interest earned on our cash, cash equivalents and investments.

Comparison of the Six Months Ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,		Change
	2020	2019	$
	(in thousands)
Operating expenses:
Research and development	$13,662	$7,926	$5,736
General and administrative	3,992	1,825	2,167
Total operating expenses	17,654	9,751	7,903
Loss from operations	(17,654)	(9,751)	(7,903)
Total other income, net	235	160	75
Net loss	$(17,419)	$(9,591)	$(7,828)

Research and Development Expenses

Research and development expenses increased by approximately $5.7 million from $7.9 million for the six months ended June 30, 2019 to $13.7 million for the six months ended June 30, 2020. The increase in research and development expenses was primarily attributable to the following:

•	a $4.3 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for IMR-687;
•

a $1.5 million increase in personnel-related costs, including a $0.3 million increase in stock-based compensation expense, primarily due to an increase in headcount to support the growth of our research and development efforts; and

•	a $0.1 million decrease in other research and development operational costs, including facilities, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.2 million from $1.8 million for the six months ended June 30, 2019 to $4.0 million for the six months ended June 30, 2020. The increase in general and administrative expenses was primarily attributable the following:

•	a $1.2 million increase in other general and administrative operational costs, including facilities, rent and increased insurance costs as a result of operating as a public company;
•	a $0.9 million increase in personnel costs, including a $0.4 million increase in stock-based compensation expense, primarily due to an increase headcount; and
•	a $0.1 million increase in consulting and professional fees, including legal, business development, accounting and audit fees.

Total Other Income, Net

Total other income, net was $0.2 million and $0.2 million for the six months ended June 30, 2020 and 2019, respectively. In June 2019, we invested our cash in money market funds and available-for-sale securities and our total other income (expense), net for the six months ended June 30, 2020 and 2019, respectively, consisted primarily of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized IMR-687, which is in clinical development, and we do not expect to generate revenue from sales of IMR-687 or any product candidates we may develop in the future for several years, if at all. Through June 30, 2020, we have funded our operations primarily through the sale of common stock in our IPO and sale of convertible preferred stock. On February 25, 2020, we raised $17.1 million in gross proceeds from the issuance of 1,562,994 shares of Series B Preferred Stock upon a waiver of specified milestone conditions from the holders of a majority of the shares then held by the holders of Series B Preferred Stock. On March 16, 2020, we completed an IPO of our common stock and issued and sold 4,700,000 shares of common stock at a public offering price of $16.00 per share, resulting in gross proceeds of $75.2 million. On April 13, 2020, the underwriters exercised their option in full to purchase 705,000 additional shares of common stock for aggregate gross proceeds of $11.3 million. Inclusive of the underwriters’ option to purchase additional shares, we received approximately $76.5 million in net proceeds from the IPO after deducting $10.0 million of underwriting discounts and commissions and offering expenses.

As of June 30, 2020, we had $106.3 million in cash, cash equivalents and investments.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(18,783)	$(7,555)
Net cash used in investing activities	(27,651)	(81)
Net cash provided by financing activities	96,149	45,575
Net increase in cash, cash equivalents, and restricted cash	$49,715	$37,939

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2020 was $18.8 million primarily due to our net loss of $17.4 million and net cash outflow from a change in working capital of $2.3 million, partially offset by stock-based compensation expense of $0.9 million.

Net cash used in operating activities for the six months ended June 30, 2019 was $7.6 million primarily due to our net loss of $9.6 million, partially offset by an increase in stock-based compensation expense of $0.3 million, as well as a net cash inflow of $1.7 million related to changes in working capital.

Net Cash Used by Investing Activities

Net cash used in investing activities for the six months ended June 30, 2020 was $27.7 million due to purchases of marketable securities of $41.8 million, partially offset by proceeds from sales and maturities of short-term investments of $14.2 million and purchases of equipment.

Net cash used in investing activities for the six months ended June 30, 2019 was $0.1 million due to purchases of property and equipment related to our new operating lease, which we occupied in August 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $96.1 million, primarily due to $80.4 million of net proceeds received from our IPO, after deducting underwriting discounts and commissions, $17.1 million of cash inflow resulting from sale of Series B Preferred Stock in February 2020, and $0.2 million of proceeds from option exercises. The proceeds from our IPO were partially offset by payments of $1.6 million of issuance costs.

Net cash provided by financing activities for the six months ended June 30, 2019 was $45.6 million resulting primarily from the issuance of our Series B preferred stock in March and May of 2019.

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development, initiate clinical trials, and seek marketing approval for IMR-687 and any of our future product candidates. In addition, we expect to incur additional costs associated with operating as a public company. Our expenses will also increase if, and as, we:

•	navigate the impacts of COVID-19 and our response to it;
•

continue to advance clinical development of IMR-687, including our ongoing Phase 2a and OLE clinical trials in patients with SCD and our recently initiated Phase 2b clinical trials of IMR-687 in patients with SCD and β-thalassemia;

•	expand our planned research and development efforts for IMR-687 and pursue preclinical and potentially clinical activities for HFpEF;
•	continue to incur third-party manufacturing costs to support our clinical trials of IMR-687 and, if approved, commercialization;
•	seek regulatory and marketing approvals for IMR-687;
•	establish a sales, marketing and distribution infrastructure to commercialize IMR-687, if approved;
•	commence development activities for any additional product candidates we may identify;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control, manufacturing and other scientific personnel;
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company; and

•	make any milestone payments to Lundbeck under our exclusive license agreement with Lundbeck, upon the achievement of specified clinical or regulatory milestones.

Based on our current operating plan, we expect our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the impact of the COVID-19 pandemic and our response to it;
•

the time and cost necessary to complete our ongoing Phase 2a and OLE clinical trials of IMR-687 in patients with SCD, to initiate and complete our Phase 2b clinical trials of IMR-687 in patients with SCD and β-thalassemia, to initiate and complete one or more pivotal clinical trials of IMR-687, and to pursue regulatory approvals for IMR-687, and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to advance IMR-687 in HFpEF through preclinical and, potentially, clinical development, and the timing and scope of these research and development activities;
•	the costs of obtaining clinical and commercial supplies of IMR-687 and any other product candidates we may identify and develop;
•	our ability to successfully commercialize IMR-687 and any other product candidates we may identify and develop;
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

Contractual Obligations

During the three and six months ended June 30, 2020, there have been no material changes to our contractual obligations outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the unaudited condensed consolidated financial statements prospectively from the date of change in estimates. During the three and six months ended June 30, 2020, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2019 included in our Registration Statement on Form S-1/A, filed with the SEC on March 10, 2020.

Recent Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

We will remain an EGC until the earliest of (i) December 31, 2025, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended, or the Exchange Act.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of June 30, 2020, we had cash, cash equivalents and investments of $106.3 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Asia, who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before deciding to invest in our common stock. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. The risks described below are not the only risks facing our company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could cause our business, prospects, operating results and financial condition to suffer materially. In such event, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, and we expect to incur losses over the next several years.

Since inception, we have incurred significant operating losses. Our net loss was $23.5 million for the year ended December 31, 2019 and $17.4 million for the six months ended June 30, 2020. As of June 30, 2020, we had an accumulated deficit of $72.2 million. To date, we have financed our operations primarily through the sale of common stock in our initial public offering, or IPO, and the sale of convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of IMR-687. We are still in the early stages of development of our only product candidate, IMR-687, and we have not completed development of IMR-687 nor have we identified and pursued any other product candidates. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	navigate the impacts of COVID-19 and our response to it;
•

continue to advance clinical development of IMR-687, including our ongoing Phase 2a and open label extension, or OLE, clinical trials in patients with sickle cell disease, or SCD, and our recently initiated Phase 2b clinical trials in patients with SCD and β-thalassemia;

•	expand our planned research and development efforts for IMR-687 and pursue preclinical and, potentially, clinical activities for IMR-687 in heart failure with preserved ejection fraction, or HFpEF;
•	continue to incur third-party manufacturing costs to support our clinical trials of IMR-687 and, if approved, commercialization;
•	seek regulatory and marketing approvals for IMR-687;
•	establish a sales, marketing and distribution infrastructure to commercialize IMR-687, if approved;
•	commence development activities for any additional product candidates we may identify;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control, manufacturing and other scientific personnel;
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

We expect to devote substantial financial resources to our ongoing and planned activities, including our Phase 2a, OLE, and Phase 2b clinical trials of IMR-687 in patients with SCD and our Phase 2b clinical trial in patients with β-thalassemia. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials of and seek regulatory approval for IMR-687 and other product candidates we may identify. In addition, if we obtain regulatory approval for IMR-687 and any other product candidates we may identify and pursue, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution. Furthermore, we expect to incur additional costs associated with operating as a public company.

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

As of June 30, 2020, we had cash, cash equivalents and investments of $106.3 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the severity and duration of the impact of the COVID-19 pandemic and our response to it;
•

the time and cost necessary to complete our ongoing Phase 2a and OLE clinical trials of IMR-687 in patients with SCD, to initiate and complete our Phase 2b clinical trial of IMR-687 in patients with SCD, to initiate and complete one or more pivotal clinical trials of IMR-687in SCD, and to pursue regulatory approvals for IMR-687 in SCD, and the costs of post-marketing studies that could be required by regulatory authorities;

•	the progress and results of our Phase 2a and OLE clinical trials of IMR-687 in patients with SCD;
•	the time and cost necessary to complete our Phase 2b clinical trial of IMR-687 in patients with β-thalassemia;
•	our ability to further advance IMR-687 in clinical development, and the timing and scope of these development activities;
•	our ability to advance IMR-687 in HFpEF through preclinical and, potentially, clinical development, and the timing and scope of these development activities;
•	the costs of obtaining clinical and commercial supplies of IMR-687 and any other product candidates we may identify and develop;
•	our ability to successfully commercialize IMR-687 and any other product candidates we may identify and develop;
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

In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past and may experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, as have the operations of our suppliers and manufacturers and other third-party service providers.

In December 2019, a novel strain of coronavirus, called COVID-19, emerged in Wuhan, Hubei Province, China, which has now spread globally, including to the United States, the United Kingdom and the European Union. The pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

The spread of COVID-19 has modestly affected our operations to date, including by causing minor disruptions in the conduct of our clinical trials. While we have not experienced any significant disruptions with the third parties on which we rely, the spread of COVID-19, or another infectious disease, could also negatively affect the operations of our third-party manufacturers, which could result in disruptions in the supply of IMR-687. In addition, most of our employees are currently working remotely, and we are temporarily restricting travel and attendance at industry events by our employees, which could negatively affect our business. The COVID-19 pandemic continues to rapidly evolve and could more significantly impact our operations in the future.

We have enrolled and seek to enroll patients in our ongoing clinical trials at sites located both in the United States and internationally. The COVID-19 pandemic may delay or otherwise adversely affect these clinical development activities, including our ability to recruit and retain patients in our ongoing clinical trials, as a result of many factors, including:

•

diversion of healthcare resources away from the conduct of our clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as our clinical trial investigators, access to hospitals serving as our clinical trial sites, availability of hospital staff supporting the conduct of our clinical trials and the reluctance of patients enrolled in our clinical trials to visit clinical trial sites;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples and other supplies used in our clinical trials;
•

the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites, or the ability of employees at any of our contract manufacturers or contract research organizations, or CROs, to report to work, any of which could delay or adversely impact the conduct or progress of our clinical trials, and limit the amount of clinical data we will be able to report;

•

any future interruption of, or delays in receiving, supplies of clinical trial material from our contract manufacturing organizations, or CMOs, due to staffing shortages, production slowdowns or stoppages or disruptions in delivery systems; and

•

availability of future capacity at contract manufacturers to produce sufficient drug substance and drug product to meet forecasted clinical trial demand if any of these manufacturers elect or are required to divert attention or resources to the manufacture of other pharmaceutical products.

For example, the COVID-19 pandemic has resulted in minor disruptions to our clinical trial operations, including some missed and incomplete patient visits in our ongoing Phase 2a clinical trial of IMR-687 in SCD and site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Phase 2b clinical trials of IMR-687 in SCD and β-thalassemia. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration, or FDA, and other health authorities, which could result in delays of regulatory actions related to our programs, including with respect to IMR-687. Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. In addition, if any of our clinical trial patients contract COVID-19, they may have adverse health outcomes that could impact the results of our clinical trials.

Additionally, while the potential economic impact and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

While we expect the impacts of COVID-19 will continue to have some adverse effect on our business, the extent to which COVID-19 impacts our clinical trials, research and development activities and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information which may emerge concerning the severity of COVID-19, the actions to contain COVID-19 or treat its impact and changes in government spending or priorities, among others. The COVID-19 pandemic is a widespread health crisis that continues to adversely affect the global economy and financial markets of many countries, resulting in an economic downturn that could also affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of IMR-687. Our future success is heavily dependent on our ability to successfully develop, obtain regulatory approval for and commercialize IMR-687. IMR-687 is currently our only product candidate and we are testing it in a Phase 2a clinical trial and an OLE clinical trial in SCD and we recently initiated a Phase 2b clinical trial in SCD and a Phase 2b clinical trial in β-thalassemia. It may be a significant time before IMR-687 can advance into a pivotal trial, if at all. We cannot be certain that IMR-687 will be successful in clinical trials or receive regulatory approval.

The success of IMR-687 will depend on several factors, including the following:

•	our ability to effectively manage any adverse impact of COVID-19;
•	successfully completing clinical trials;
•	acceptance by the FDA or other regulatory agencies of regulatory filings for IMR-687;
•	expanding and maintaining a workforce of experienced clinical-stage drug development professionals and others to continue to develop IMR-687;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for IMR-687;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales, if and when approved, whether alone or in collaboration with others;
•	acceptance of IMR-687, if and when approved, by patients, the medical community and third-party payors;
•

effectively competing with other therapies, including Oxbryta (voxelotor) and Adakveo (crizanlizumab) in SCD and ZYNTEGLO (INN autologous CD34+ cells encoding βA-T87Q-globin gene) (currently only approved in Europe and for which FDA approval is currently being sought), as well as REBLOZYL (luspatercept-aamt) for the treatment of ß-thalassemia;

•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	patients’ willingness to pay out-of-pocket for IMR-687 in the absence of coverage and/or adequate reimbursement from third-party payors; and
•	maintaining a continued acceptable safety profile following receipt of any regulatory approvals.

Many of these factors are beyond our control, including clinical outcomes, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize IMR-687, or if we experience delays as a result of any of these factors or otherwise, we may need to spend significant additional time and resources to identify other product candidates, advance them through preclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

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

Before we can commence clinical trials for a product candidate, we must complete extensive preclinical testing and studies that support our planned investigational new drug applications, or INDs, and other regulatory filings in the United States and abroad. We cannot be certain of the timely completion or outcome of our preclinical testing and studies, including preclinical studies of IMR-687 in HFpEF, and cannot predict if the FDA or other regulatory agencies will accept our proposed clinical programs or if the outcome of our preclinical testing and studies will ultimately support the further development of any product candidates. As a result, we cannot be sure that we will be able to submit INDs or similar applications for our preclinical programs on the timelines we expect, if at all, and we cannot be sure that submission of INDs or similar applications will result in the FDA or other regulatory authorities allowing clinical trials to begin. Furthermore, product candidates are subject to continued preclinical safety studies, which may be conducted concurrent with our clinical testing. The outcomes of these safety studies may delay the launch of or enrollment in future clinical trials and could impact our ability to continue to conduct our clinical trials.

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

We face additional important risks related to the enrollment and completion of our clinical trials of IMR-687 as a result of the COVID-19 pandemic, which are further described in “—Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic as may the operations of our suppliers and manufacturers and other third-party service providers.”

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

Our product development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any of our preclinical studies or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. We may also change the design or protocol of one or more of our clinical trials, including to add additional patients or arms, which could result in increased costs and expenses and/or delays. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize any product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize any product candidates and may harm our business and results of operations.

Because we are developing IMR-687 using new endpoints and methodologies, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

There are currently limited therapies approved to treat SCD. To date, we have concentrated our product research and development efforts on developing a novel therapeutic for the treatment of SCD, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there are only four FDA-approved drugs for SCD: voxelotor (marketed as Oxbryta), crizanlizumab (marketed as Adakveo), hydroxyurea and L-glutamine (marketed as Endari), and there are no approved therapies that target phosphodiesterase 9, or PDE9. As a result, the design and conduct of clinical trials for a therapeutic product candidate such as IMR-687 that targets PDE9 in SCD patients is subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of IMR-687 in SCD because of the limited clinical experience with its mechanism of action in these patients.

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

The outcome of preclinical testing and earlier-stage clinical trials may not be predictive of the success of later-stage clinical trials. IMR-687 and any other product candidates we may develop may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, in clinical trials, IMR-687 may not be effective at increasing red blood cell biomarkers that include HbF, F-cells, hemoglobin, and reducing reticulocytes, indirect bilirubin, and LDH. Furthermore, in clinical trials, IMR-687 may not impact adhesion/white blood cell markers such as P-selectin, E-selectin, or VCAM. Even if IMR-687 successfully increases or decreases, as applicable, these biomarkers in clinical trials, such increase or decrease may not result in overall clinical benefit. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Additionally, any positive results generated in our Phase 2a, OLE or Phase 2b clinical trials of IMR-687 in adults with SCD would not ensure that we will achieve similar results in larger, pivotal clinical trials or in clinical trials of IMR-687 in adolescent and pediatric populations with SCD. Several companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of any other product candidates then under development and/or cause the FDA or other regulatory authorities to require additional testing before approving any other product candidates.

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

In addition, the COVID-19 pandemic has impacted, and is likely to continue to directly or indirectly impact the pace of enrollment in our clinical trials for at least the next several months and possibly longer as patients may avoid, may not be allowed to, or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. As an example, we expect to utilize an oral solution formulation of IMR-687 for clinical development in pediatric and adolescent populations with SCD that will differ from the oral tablet formulation of IMR-687 we have used in our clinical trials to date. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause IMR-687 to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of IMR-687 and jeopardize our ability to commence sales and generate revenue.

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

Additionally, if results of our clinical trials reveal unacceptable side effects, we, the FDA or similar regulatory authorities outside of the United States, or the IRBs or Ethics Committees at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or similar foreign regulatory authorities could order us to cease clinical trials or deny approval of IMR-687 and any other product candidates we may develop for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials. In addition, while not considered adverse events, in our Phase 1 clinical trial of IMR-687 in healthy volunteers, individual subjects were noted to have sporadic heart rates of greater than 100 bpm, including placebo subjects. One subject at 4.5 mg/kg per day had multiple readings greater than 100 bpm, including at study start, prior to any administration of study drug. If we elect or are forced to suspend or terminate any clinical trial of IMR-687 and any other product candidates we may develop, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business.

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

If we do not successfully develop and eventually commercialize products, we will not obtain product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. We are currently conducting a Phase 2a clinical trial and an OLE clinical trial of IMR-687 in patients with SCD and recently dosed the first patient in a Phase 2b clinical trial in this patient population. In addition, a key element of our business plan is to expand the breadth of indications for IMR-687 for the treatment of β-thalassemia and HFpEF. We are currently conducting a Phase 2b clinical trial of IMR-687 in patients with β-thalassemia. A failure to establish IMR-687 as a viable treatment for β-thalassemia and/or HFpEF could harm our business prospects. In addition, we may explore IMR-687 in other indications or acquire additional product candidates for development. However, there can be no assurance that we will be successful in our efforts to identify or acquire other potential product candidates. Even if we identify or acquire other product candidates, there can be no assurance that our development efforts will be successful.

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

Outside of the United States, we are conducting Phase 2a and OLE clinical trials of IMR-687 in patients with SCD at clinical sites in the United Kingdom and currently plan to conduct additional clinical trials for IMR-687 at other non-U.S. sites, and the FDA may not accept data from trials conducted in such locations.

We are currently conducting Phase 2a and OLE clinical trials of IMR-687 in patients with SCD at clinical sites in the United Kingdom in addition to our clinical sites in the United States, and we plan to conduct additional clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical and Good Clinical Practice, or GCP, principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial conducted or from particular clinical trial sites located outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

If any product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments. Efforts to educate the medical community and third-party payors on the benefits of IMR-687 and any other product candidates we may develop may require significant resources and may not be successful. If IMR-687 and any other product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of IMR-687 and any other product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments, such as, in the case of IMR-687, Oxbryta, Adakveo, hydroxyurea, ZYNTEGLO and REBLOZYL;
•	the effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the clinical indications for which the product is approved;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and to continue treatment over time and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
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

In the future, we expect that we would begin to build a sales and marketing infrastructure to market IMR-687 and any other product candidates we may develop in the United States and potentially in Europe, if and when approved by the applicable regulatory authority. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In the area of SCD, we expect to face competition from voxelotor (marketed as Oxbryta by Global Blood Therapeutics, Inc., or GBT), crizanlizumab (marketed as Adakveo by Novartis AG, or Novartis), HU (marketed under trade names including DROXIA by Bristol-Myers Squibb Company, as well as in generic form) and L-glutamine, which are currently the only FDA-approved therapies for the treatment of SCD. In the area of ß-thalassemia, we expect to face competition from ZYNTEGLO (marketed by bluebird bio, Inc.), which is currently only approved in Europe for the treatment of ß-thalassemia and for which FDA approval is currently being sought, as well as REBLOZYL (marketed by Bristol-Myers Squibb Co. and Acceleron Pharma Inc.), which is approved in the United States for the treatment of anemia in adult patients with β-thalassemia who require regular RBC transfusions. In addition, with respect to SCD, we are aware of several product candidates in clinical development, including several product candidates for which FDA approval is currently being sought, which could be competitive with product candidates that we may successfully develop and commercialize. EpiDestiny, Inc., or EpiDestiny (in collaboration with Novo Nordisk A/S, or Novo), Aruvant Sciences, Inc., Sangamo Therapeutics Inc., or Sangamo (in collaboration with Bioverativ Inc.), Cyclerion, Inc., Fulcrum Therapeutics, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics, Inc., Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc., CRISPR Therapeutics AG, or CRISPR (in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex), Agios Pharmaceuticals, Inc., Forma Therapeutics, Inc. and Syros Pharmaceuticals, Inc. (in collaboration with GBT), among potentially other companies, are developing therapeutic approaches for patients with SCD. Bellicum Pharmaceuticals, Inc., Kiadis Pharma N.V., EpiDestiny (in collaboration with Novo), Orchard Therapeutics plc, Sangamo (in collaboration with Sanofi.), CRISPR (in collaboration with Vertex) and Syros Pharmaceuticals, Inc. (in collaboration with GBT), among potentially other companies, are developing therapeutic approaches for patients with transfusion-dependent or non-transfusion- dependent β-thalassemia.

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

We rely on CMOs to manufacture IMR-687 and expect to rely on CMOs to manufacture any other product candidates we may develop. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of IMR-687 and any other product candidates we may develop may be delayed.

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

We or our third-party manufacturers may also encounter shortages in the raw materials or API necessary to produce IMR-687 and any other product candidates we may develop in the quantities needed for our clinical trials or, if IMR-687 and any other product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure of us or our third-party manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of IMR-687 and any other product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business

We face additional important risks related to our reliance on CMOs to meet our current and future supply needs of IMR-687 as a result of the COVID-19 pandemic, which are further described in “—Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic as may the operations of our suppliers and manufacturers and other third-party service providers.”

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 2a clinical trial of IMR-687 in SCD and our recently initiated Phase 2b clinical trials in SCD and in β-thalassemia. We do not plan to independently conduct clinical trials of any other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We face additional important risks related to our dependence on third parties as a result of the COVID-19 pandemic, which are further described in “—Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic as may the operations of our suppliers and manufacturers and other third-party service providers.”

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

We face additional important risks related to our reliance on third parties for the manufacture of IMR-687 and other services as a result of the COVID-19 pandemic, which are further described in “—Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic as may the operations of our suppliers and manufacturers and other third-party service providers.”

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

We received orphan drug designation for IMR-687 for SCD and β-thalassemia in the United States in February 2017 and June 2020, respectively. We may seek orphan drug designation in other indications or for any other future product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

Although we have obtained Rare Pediatric Disease Designation, or RPDD, for IMR-687 for the treatment of SCD and β-thalassemia, we may not be eligible to receive a priority review voucher in the event that FDA approval does not occur prior to October 1, 2022.

The Rare Pediatric Disease Priority Review Voucher Program, or PRV Program, is intended to incentivize pharmaceutical sponsors to develop drugs for rare pediatric diseases. A sponsor who obtains approval of an NDA or BLA for a rare pediatric disease may be eligible for a Priority Review Voucher, or PRV, under this program, which may be redeemed by the owner of such PRV to obtain priority review for a marketing application. A PRV is fully transferrable and can be sold to any sponsor, who in turn can redeem the PRV for priority review of a marketing application in six months, compared to the standard timeframe of approximately 10 months. Under the 21st Century Cures Act, a drug that receives RPDD before October 1, 2020, will continue to be eligible for a PRV if the drug is approved before October 1, 2022. We do not expect to obtain approval of an NDA for IMR-687 for SCD or β-thalassemia by October 1, 2022, and if the PRV Program is not extended by congressional action, we may not receive a PRV.

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

In light of the large population of patients with SCD and β-thalassemia who reside in foreign countries, our ability to generate meaningful revenues in those jurisdictions may be limited due to the strict price controls and reimbursement limitations imposed by governments outside of the United States.

In some countries, including for example countries in the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug. To obtain coverage and reimbursement or pricing approval in some countries, we may be required to conduct a clinical trial that compares the cost-effectiveness of our product candidate to other available therapies. If reimbursement of our product candidates is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, our business could be harmed, possibly materially, based on the large population of patients with SCD and β-thalassemia who reside in foreign countries.

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

The federal administration has taken several executive actions, including the issuance of a number of executive orders, that could impose significant burdens on, or otherwise materially delay, the FDA’s ability to engage in routine regulatory and oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. On January 30, 2017, President Trump issued an executive order, applicable to all executive agencies, including the FDA, requiring that for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This executive order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the executive order requires agencies to identify regulations to offset any incremental cost of a new regulation. In interim guidance issued by the Office of Information and Regulatory Affairs within the Office of Management and on February 2, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents. More recently, on October 9, 2019, the President issued another executive order (“Executive Order on Promoting the Rule of Law Through Improved Agency Guidance Documents”).  The order is meant to ensure that agency guidance documents do not establish legally binding requirements and it directs each agency to rescind guidance documents that it determines should no longer be in effect. In response to the COVID-19 pandemic, the Trump administration has indicated that it will take additional actions to provide regulatory relief. If these executive actions impose constraints on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.

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
•

the federal Physician Payments Sunshine Act requires applicable manufacturers of covered drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, payments and other transfers of value to physicians, as defined by such law, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; effective January 1, 2022, these reporting obligations will extend to include transfers of value made during the previous year to certain non-physician providers such as physician assistants and nurse practitioners. This information is subsequently made publicly available in a searchable format on a CMS website. Failure to disclose required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission; and

•

analogous state and foreign laws and regulations, such as state anti- kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers.

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

Compliance with global privacy and data security requirements could result in additional costs and liabilities to us or inhibit our ability to collect and process data globally, and the failure to comply with such requirements could subject us to significant lawsuits or fines and penalties, which may have a material adverse effect on our business, financial condition or results of operations.

The regulatory framework for the collection, use, safeguarding, sharing, transfer and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Globally, virtually every jurisdiction in which we operate has established its own data security and privacy frameworks with which we must comply. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding data subjects in the European Union, including personal health data, is subject to the European Union General Data Protection Regulation, or the GDPR, which took effect across all member states of the European Economic Area, or EEA, in May 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR increases our obligations with respect to clinical trials conducted in the EEA by expanding the definition of personal data to include coded data and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, the GDPR also imposes strict rules on the transfer of personal data to countries outside the European Union, including the United States and, as a result, increases the scrutiny that such rules should apply to transfers of personal data from clinical trial sites located in the EEA to the United States. The GDPR also permits data protection authorities to require destruction of improperly gathered or used personal information and/or impose substantial fines for violations of the GDPR, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of personal data, including genetic, biometric or health data.

Given the breadth and depth of changes in data protection obligations, complying with the GDPR’s requirements is rigorous and time intensive and requires significant resources and an ongoing review of our technologies, systems and practices, as well as those of any third-party collaborators, service providers, contractors or consultants that process or transfer personal data collected in the European Union. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as healthcare data or other personal information from our clinical trials, could require us to change our business practices and put in place additional compliance mechanisms, may interrupt or delay our development, regulatory and commercialization activities and increase our cost of doing business, and could lead to government enforcement actions, private litigation and significant fines and penalties against us and could have a material adverse effect on our business, financial condition or results of operations.

Similar privacy and data security requirements are either in place or underway in the United States. There are a broad variety of data protection laws that may be applicable to our activities, and a range of enforcement agencies at both the state and federal levels that can review companies for privacy and data security concerns based on general consumer protection laws. The Federal Trade Commission and state Attorneys General all are aggressive in reviewing privacy and data security protections for consumers. New laws also are being considered at both the state and federal levels. For example, the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, is creating similar risks and obligations as those created by GDPR, although the CCPA does exempt certain information collected as part of a clinical trial subject to the Federal Policy for the Protection of Human Subjects (the Common Rule). Many other states have passed similar legislation. A broad range of legislative measures also have been introduced at the federal level. Accordingly, failure to comply with current and any future federal and state laws regarding privacy and security of personal information could expose us to fines and penalties. We also face a threat of consumer class actions related to these laws and the overall protection of personal data. Even if we are not determined to have violated these laws, investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our reputation and our business.

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

The Trump administration has also taken executive actions to undermine or delay implementation of the ACA. Since January 2017, President Trump has signed several Executive Orders designed to delay the implementation of certain provisions of the ACA or otherwise circumvent some of the requirements for health insurance mandated by the ACA. One Executive Order directs federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. Another Executive Order terminates the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, CMS has proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued were owed to them. On April 27, 2020, that decision was reversed by the U.S. Supreme Court.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The Trump administration and CMS have both stated that the ruling will have no immediate effect, and on December 30, 2018 the same judge issued an order staying the judgment pending appeal. The Trump administration represented to the Court of Appeals considering this judgment that it does not oppose the lower court’s ruling. On July 10, 2019, the Court of Appeals for the Fifth Circuit heard oral argument in this case. On December 18, 2019, that court affirmed the lower court’s ruling that the individual mandate portion of the ACA is unconstitutional and it remanded the case to the district court for reconsideration of the severability question and additional analysis of the provisions of the ACA. On January 21, 2020, the U.S. Supreme Court declined to review this decision on an expedited basis. On March 3, 2020, however, the U.S. Supreme Court did agree to hear this case. On June 25, 2020, the Trump Administration and a coalition of 18 states asked the court to strike down the entirety of the ACA.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, in August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. Specifically, the Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. However, pursuant to the CARES Act, the 2% Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and has further resulted in proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s budget for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contained additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of product candidates paid by consumers. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Finally, the current presidential administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs.

More recently, on July 24, 2020, President Trump issued four executive orders that are intended to lower the costs of prescription drug products.  The first order would require all federally qualified health centers, or FQHCs, to pass on to patients the discounts the health centers receive on insulin and epinephrine through Medicare's  340B Drug Discount Program.  The second order would establish an international pricing index that would set the price Medicare Part B pays for the costliest medications covered under the program to the lowest price in other economically advanced countries.  The President has indicated that this order will be held until August 24, 2020, because the administration may not implement it.

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action follows the publication of a proposed rulemaking on December 23, 2020, if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

Finally, the fourth order would end drug rebates used by health plan sponsors, pharmacies or pharmacy benefit managers, or PBMs, in operating the Medicare Part D program.  Specifically, the order directs HHS to exclude from safe harbor protections under the federal anti-kickback statute retroactive price reductions that are not applied at the point-of-sale. Instead, the order requires HHS to establish new safe harbors that would allow health plan sponsors, pharmacies, and PBMs to pass on those discounts to consumers at point-of-sale in order to lower the patient's out-of-pocket costs" and "permit the use of certain bona fide PBM service fees.  Each of these orders directs the federal government to implement the initiatives outlined in the orders, meaning they will not have immediate effects.

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

Our internal computer systems and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyberattacks by malicious third parties. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. For example, we have experienced attempts at phishing and e-mail fraud with the goal of causing payments to be transmitted to an unintended recipient. Cyber incidents could also include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information.

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

Risks Related to Our Common Stock and Our Status as a Public Company

An active trading market for our common stock may not continue to develop or be sustained.

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

COVID-19 has been spreading rapidly around the world since December 2019 and has created significant stock market volatility. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, may negatively affect the market price of our common stock, regardless of our actual operating performance. The price of our common stock may be disproportionately affected as investors may favor traditional profit-making industries and companies during the times of market uncertainty and instability.

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

As of July 31, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 90.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. As of July 31, 2020, we had 17,324,736 shares of common stock outstanding, which include the 5,405,000 shares of common stock that we sold in our IPO that became freely tradeable in the public market without restriction immediately following the applicable offering, unless purchased by our affiliates. The remaining 11,875,465 shares of our common stock are currently restricted as a result of securities laws or lock-up agreements, but will become eligible to be sold at various times in the near future. The representatives of the underwriters for our IPO may release some or all of the shares of common stock subject to lock-up agreements at any time and without notice, which would allow for earlier sales of shares in the public market.

Moreover, beginning September 7, 2020, holders of an aggregate of 11,093,726 shares of our common stock will have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all 3,505,468 shares of common stock that we may issue under our equity compensation plans and such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options, and the lock-up agreements entered into in connection with our IPO.

We are an “emerging growth company” and a “smaller reporting company,” and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

•

being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure;

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that either (i) our voting and non-voting common shares held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or (ii) our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting common shares held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter. Similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations, such as an exemption from providing selected financial data and an ability to provide simplified executive compensation information and only two years of audited financial statements.

We have incurred and will continue to incur increased costs as a result of operating as a public company, and our management has devoted and will continued to be required to devote substantial time to new compliance initiatives and corporate governance practices.

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management devotea a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

We continue to evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our filing of an Annual Report on Form 10-K with the SEC for the year ended December 31, 2021. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Recent changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the TCJA, which significantly reformed the Code. The TCJA, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs arising in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of NOL carrybacks for losses arising in taxable years ending after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

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

Regulatory guidance under the TCJA, the FFCR Act and the CARES Act is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Congress may also enact additional legislation in connection with the COVID-19 pandemic, some of which could have an impact on our company. In addition, it is uncertain if and to what extent various states will conform to the TCJA, the FFCR Act or the CARES Act.

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

We received aggregate net proceeds from the IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We had not used any of the net proceeds from the IPO as of June 30, 2020, as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1	Separation and Release of Claims Agreement, dated as of May 1, 2020, by and between the Registrant and Willem H. Scheele, M.D.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMARA Inc.

Date: August 14, 2020	By:	/s/ Rahul D. Ballal
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: August 14, 2020	By:	/s/ Michael P. Gray
Michael P. Gray
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)