Form 10-Q
period 2020-09-30
IMARA Inc.
filed 2020-11-05
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 17,407,441 shares of common stock, $0.001 par value per share, outstanding.

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
•

the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, including our ongoing Phase 2a, open label extension and Phase 2b clinical trials of IMR-687 in patients with SCD and our ongoing Phase 2b clinical trial of IMR-687 in patients with β-thalassemia;

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

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2020 and 2019	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2020 and 2019	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2020 and 2019	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26
PART II.	OTHER INFORMATION	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 6.	Exhibits	72
Signatures		73

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IMARA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$34,158	$4,936
Short-term investments	61,931	23,971
Prepaid expenses and other current assets	3,622	1,717
Total current assets	99,711	30,624
Property and equipment, net	376	442
Other assets	88	2,232
Total assets	$100,175	$33,298
LIABILITIES, CONVERTIBLE PREFERRED STOCK & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,886	$1,658
Accrued expenses and other current liabilities	3,424	2,540
Total current liabilities	5,310	4,198
Deferred rent	167	184
Total liabilities	5,477	4,382
Commitments and contingencies (Note 7)
Convertible preferred stock, $0.001 par value per share; no shares authorized, issued or outstanding as of September 30, 2020; 70,378,661 shares authorized and 60,533,313 shares issued and outstanding as of December 31, 2019	—	77,764
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2020; no shares authorized, issued or outstanding as of December 31, 2019	—	—
Common stock, $0.001 par value per share; 200,000,000 and 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 17,377,067 and 702,510 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	18	1
Additional paid-in capital	179,251	5,872
Accumulated other comprehensive income	24	32
Accumulated deficit	(84,595)	(54,753)
Total stockholders’ equity (deficit)	94,698	(48,848)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$100,175	$33,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development	$9,533	$5,141	$23,195	$13,067
General and administrative	2,961	1,741	6,953	3,566
Total operating expenses	12,494	6,882	30,148	16,633
Loss from operations	(12,494)	(6,882)	(30,148)	(16,633)
Total other income:
Interest income	126	254	368	414
Other income (expense)	(55)	6	(62)	6
Total other income (net)	71	260	306	420
Net loss	$(12,423)	$(6,622)	$(29,842)	$(16,213)
Accretion of Series B convertible preferred stock	—	—	(7,858)	—
Net loss attributable to common stockholders—basic and diluted	$(12,423)	$(6,622)	$(37,700)	$(16,213)
Weighted-average common shares outstanding—basic and diluted	17,349,813	702,510	12,696,368	702,510
Net loss per share attributable to common stockholders—basic and diluted	$(0.72)	$(9.43)	$(2.97)	$(23.08)
Comprehensive loss:
Net loss	$(12,423)	$(6,622)	$(29,842)	$(16,213)
Other comprehensive income:
Unrealized gain (loss) on investments (net)	(24)	30	(8)	30
Comprehensive loss	$(12,447)	$(6,592)	$(29,850)	$(16,183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK						COMMON
	SERIES SEED $0.001 PAR VALUE		SERIES A $0.001 PAR VALUE		SERIES B $0.001 PAR VALUE		STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2018	2,712,960	$1,460	31,499,040	$30,729	—	$—	702,510	$1	$4,973	$—	$(31,290)	$(26,316)
Issuance of Series B convertible preferred stock, net of issuance costs of $274	—	—	—	—	25,316,663	43,825	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	95	—	—	95
Net loss	—	—	—	—	—	—	—	—	—	—	(4,194)	(4,194)
Balance at March 31, 2019	2,712,960	$1,460	31,499,040	$30,729	25,316,663	$43,825	702,510	$1	$5,068	$—	$(35,484)	$(30,415)
Issuance of Series B convertible preferred stock, net of issuance costs	—	—	—	—	1,004,650	1,750	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	—	—	197	—	—	197
Net loss	—	—	—	—	—	—	—	—	—	—	(5,397)	(5,397)
Balance at June 30, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,265	$—	$(40,881)	$(35,615)
Stock-based compensation expense	—	—	—	—	—	—	—	—	310	—	—	310
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	—	(6,622)	(6,622)
Balance at September 30, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,575	$30	$(47,503)	$(41,897)

	CONVERTIBLE PREFERRED STOCK						COMMON
	SERIES SEED $0.001 PAR VALUE		SERIES A $0.001 PAR VALUE		SERIES B $0.001 PAR VALUE		STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,872	$32	$(54,753)	$(48,848)
Issuance of Series B convertible preferred stock, net of issuance costs of $20 and beneficial conversion charge	—	—	—	—	9,845,348	9,271	—	—	7,858	—	—	7,858
Accretion of Series B converted preferred stock	—	—	—	—	—	7,858	—	—	(7,858)	—	—	(7,858)
Conversion of convertible preferred stock into common stock	(2,712,960)	(1,460)	(31,499,040)	(30,729)	(36,166,661)	(62,704)	11,172,955	11	94,882	—	—	94,893
Initial public offering, net of underwriting discounts, commissions and offering costs of $3,885	—	—	—	—	—	—	4,700,000	5	66,047	—	—	66,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	360	—	—	360
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,215)	(7,215)
Balance at March 31, 2020	—	$—	—	$—	—	$—	16,575,465	$17	$167,161	$(16)	$(61,968)	$105,194
Initial public offering, net of underwriting discounts, commissions and offering costs of $17	—	—	—	—	—	—	705,000	1	10,473	—	—	10,474
Exercise of stock options	—	—	—	—	—	—	44,271	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	—	—	550	—	—	550
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	—	—	—	—	(10,204)	(10,204)
Balance at June 30, 2020	—	$—	—	$—	—	$—	17,324,736	$18	$178,402	$48	$(72,172)	$106,296
Exercise of stock options	—	—	—	—	—	—	52,331	—	207	—	—	207
Stock-based compensation expense	—	—	—	—	—	—	—	—	642	—	—	642
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,423)	(12,423)
Balance at September 30, 2020	—	$—	—	$—	—	$—	17,377,067	$18	$179,251	$24	$(84,595)	$94,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(29,842)	$(16,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,552	602
Depreciation expense	74	8
Amortization and accretion on investments	(57)	(6)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,905)	(936)
Accounts payable	228	1,589
Accrued expenses and other current liabilities	898	1,485
Deferred rent	(17)	93
Other assets	(60)	(457)
Net cash used in operating activities	(29,129)	(13,835)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	17,900	—
Purchases of short-term investments	(55,811)	(21,808)
Purchases of property and equipment	(22)	(140)
Net cash used in investing activities	(37,933)	(21,948)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	17,150	45,575
Proceeds from initial public offering, net of underwriting discounts and commissions	80,427	—
Payment of issuance costs	(1,718)	—
Proceeds from exercise of options	425	—
Net cash provided by financing activities	96,284	45,575
Net increase in cash, cash equivalents and restricted cash	$29,222	$9,792
Cash, cash equivalents and restricted cash, beginning of period	$5,024	$7,382
Cash, cash equivalents and restricted cash, end of period	$34,246	$17,174
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$94,893	$—
Accretion of redeemable convertible preferred stock to redemption value	$7,858	$—
Reclassification of deferred offering costs from other assets to additional paid-in capital	$2,144	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$1,320
Property and equipment purchases included in accrued expenses	$14	$335
Unrealized gain (loss) on investments	$(8)	$30

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents	$34,158	$17,086
Restricted cash (included in other assets)	88	88
Total cash, cash equivalents and restricted cash	$34,246	$17,174

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

Liquidity

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO. As of September 30, 2020, the Company had cash, cash equivalents, and investments of $96.1 million and an accumulated deficit of approximately $84.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes its cash, cash equivalents and investments as of September 30, 2020 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2019 and notes thereto, included in the Company’s Registration Statement on Form S-1/A, filed with the Securities Exchange Commission (“SEC”) on March 10, 2020. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2020, the results of its operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020, or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Registration Statement on Form S-1/A filed with the SEC on March 10, 2020. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2020.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. The Company’s comprehensive loss includes unrealized gains and unrealized losses on available-for-sale securities for the three and nine months ended September 30, 2020 and 2019.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. This standard will become effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company anticipates that the adoption of this standard will have an impact on its balance sheet due to the recognition of right-of-use assets and lease liabilities; however, the Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its consolidated financial statements.

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

In March 2020, the FASB issued (“ASU 2020-03”), Codification Improvements to Financial Instruments, which addressed, among other topics, Amendments related to ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13”). The amendments align the contractual term under Topic 326 and Topic 842 (Leases) to be consistent, and also clarifies when an entity should record an allowance for credit losses in accordance with Topic 326. This standard becomes for the Company for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements and related disclosures, but does not expect the adoption of ASU 2020-03 or ASU 2016-13 to be material.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$31,782	$31,782	$—	$—
Marketable securities:
United States Treasury Bills	21,998	21,998	—	—
Corporate debt securities	23,661	—	23,661	—
Commercial paper	16,272	—	16,272	—
Total financial assets	$93,713	$53,780	$39,933	$—

	December 31, 2019
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$4,477	$4,477	$—	$—
Marketable securities:
Corporate debt securities	5,772	—	5,772	—
Commercial paper	18,199	—	18,199	—
Total financial assets	$28,448	$4,477	$23,971	$—

As of September 30, 2020 and December 31, 2019, the Company’s Level 1 financial assets consisted of cash equivalents held in money market funds, which are valued using quoted market prices in active markets without any valuation adjustment, and United States treasury bills, which are based on quoted market prices in active markets. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the three and nine months ended September 30, 2020 and the year ended December 31, 2019, there were no transfers between fair value measurement levels.

The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Investments

As of September 30, 2020, the Company had short-term investments consisting of United States treasury bills, corporate debt securities, and commercial paper, which are considered to be available-for-sale investments. As of December 31, 2019, the Company had short-term investments consisting of corporate debt securities and commercial paper. These are included in short-term investments on the condensed consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Corporate debt securities	$23,638	$23	$—	$23,661
United States Treasury Bills	21,997	1	—	$21,998
Commercial Paper	16,272	—	—	16,272
Total	$61,907	$24	$—	$61,931

	December 31, 2019
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$18,167	$32	$—	$18,199
Corporate debt securities	5,772	—	—	5,772
Total	$23,939	$32	$—	$23,971

As of September 30, 2020 and December 31, 2019, the Company had no available-for-sale securities in unrealized loss positions.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrued research and development expenses	$1,726	$1,106
Accrued compensation and benefits	1,239	802
Accrued professional services	372	330
Accrued other	87	302
Total accrued expenses	$3,424	$2,540

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

To date, pursuant to the license agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which were recorded as research and development expenses. No payments were made during the year ended December 31, 2019, or for the three and nine months ended September 30, 2020. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance. The Company also allowed Lundbeck to participate in the fourth tranche of its Series A preferred stock financing in November 2018 at $1.00 per share.

The Lundbeck Agreement can be terminated by the Company at any time with 180 days’ written notice. The Company or Lundbeck may terminate the agreement by written notice within a specified period of time in the event of a material breach.

7. Commitments and Contingencies

Lease Agreements

In 2016, the Company entered into an agreement for office space located in Cambridge, Massachusetts, which was a month-to-month lease, with a related party (see Note 13). The agreement for this space terminated on August 17, 2019. The Company recorded rent expense of less than $0.2 million during the three and nine months ended September 30, 2019.

In May 2019, the Company entered into a new operating lease agreement for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term. The lease includes a rent escalation clause which results in cash rental payments of approximately $0.3 million annually. Rent expense is being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Lease Agreement. The Company provided a security deposit of approximately $0.1 million in May 2019, which is included as a component of other assets on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The Company occupied the space in August 2019 and commenced recognition of rent expense. The Company recorded rent expense of approximately $0.1 million during the three months ended September 30, 2020, and approximately $0.2 million during the nine months ended September 30, 2020.

The following table summarizes the future minimum lease payments due under the Company’s operating lease (in thousands):

September 30, 2020
2020	$68
2021	273
2022	278
2023	284
Thereafter	229
$1,132

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2020 and year ended December 31, 2019, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through September 30, 2020, no cash dividends have been declared or paid.

As of September 30, 2020, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of September 30, 2020 and December 31, 2019, the Company has reserved for future issuance the following shares of common stock:

	September 30, 2020	December 31, 2019
Conversion of outstanding preferred stock	—	9,609,961
Shares reserved for future issuance under the 2016 Stock Incentive Plan	—	228,852
Shares reserved for future issuance under the 2020 Equity Incentive Plan	1,277,645	—
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	193,216	—
	1,470,861	9,838,813

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

2020 Equity Incentive Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020 the Company’s stockholders approved, the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective on March 11, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan is the sum of: (1) 1,220,283 shares of the Company’s common stock; plus (2) the number of shares (up to a maximum of 2,091,969 shares) equal to the sum of (x) 228,852 shares, which represents the Company’s common stock reserved for issuance under the 2016 Plan that remained available for grant under the 2016 Plan as of March 11, 2020 and (y) the number of shares of the Company’s common stock subject to outstanding awards granted under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. No more than 8,541,982 shares of common stock may be issued as incentive stock options under the 2020 Plan. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan

As of September 30, 2020, there were 1,277,645 shares available for future issuance under the 2020 Plan.

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	1,863,117	$4.60	8.90	$15,151
Granted	540,939	17.74
Exercised	(96,602)	4.39
Forfeited	(369,449)	7.58
Outstanding as of September 30, 2020	1,938,005	$7.71	7.69	$24,507
Options vested and exercisable as of September 30, 2020	706,693	$4.26	5.50	$11,364

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three and nine months ended September 30, 2020 was $12.99 and $11.30, respectively. The weighted-average grant date fair value of the Company’s stock options granted during the nine months ended September 30, 2019 was $3.42. The Company did not grant any stock options during the three months ended September 30, 2019.

The assumptions that the Company used to determine the grant date fair value of stock options granted to employees, non-employees and members of the Board during the three and nine months ended September 30, 2020 and the nine months ended September 30, 2019 were as follows, presented on a weighted-average basis Stock-based compensation expense was allocated as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Expected term (in years)	6.17	—	6.14	6.11
Expected volatility	73.40%	—	72.77%	69.70%
Expected dividend yield	0.00%	—	0.00%	0.00%
Risk-free interest rate	0.30%	—	0.52%	2.19%

Performance-based awards

The Company granted stock options to purchase an aggregate of 220,928 shares of common stock to certain employees, officers and consultants and advisors of the Company on May 16, 2019, June 5, 2019 and June 21, 2019, which contain performance-based vesting criteria. Vesting of these options was contingent on the closing of the second tranche of Series B Preferred Stock financing. Stock-based compensation expense associated with performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. As a result of the performance condition being met on February 25, 2020, these options will vest as to 25% of the shares underlying each option on February 25, 2021 and as to the remainder of the shares in equal quarterly installments for three years thereafter. The Company recognized stock-based compensation expense of less than $0.1 million and $0.2 million for these options during the three and nine months ended September 30, 2020, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$161	$120	$501	$193
General and administrative	481	190	1,051	409
Total stock-based compensation expense	$642	$310	$1,552	$602

As of September 30, 2020 and December 31, 2019, total unrecognized compensation cost related to the unvested stock-based awards was $6.9 million and $3.3 million, respectively, which is expected to be recognized over a weighted-average period of 3.06 and 3.17 years, respectively.

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

12. Net Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. Net loss attributable to common stockholders for the nine months ended September 30, 2020 did not equal net loss due to the accretion of the beneficial conversion feature of Series B Preferred Stock in the amount of $7.9 million. The beneficial conversion feature was initially recorded as a discount on the Series B Preferred Stock with a corresponding amount recorded to Additional Paid-in Capital. The discount on the Series B Preferred Stock was then immediately written off as a deemed dividend as the Series B Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including convertible preferred stock and options to purchase common stock during the period determined using the if-converted method, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Series Seed Preferred Stock	—	430,693	—	430,693
Series A Preferred Stock	—	5,000,623	—	5,000,623
Series B Preferred Stock	—	4,178,645	—	4,178,645
Options to purchase common stock	1,938,005	645,568	1,938,005	645,568

13. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A preferred stock financing and both tranches of the Series B preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed Preferred Stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 7.4% and a 9.3% ownership interest on a fully diluted basis as of September 30, 2020 and December 31, 2019, respectively. Mette Kirstine Agger, a member of our board of directors, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 6). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 2.7% and a 4.2% ownership interest on a fully diluted basis as of September 30, 2020 and December 31, 2019, respectively. Lundbeck did not participate in the Series B Preferred Stock financing.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments which are recorded as research and development expense.

Cydan Development, Inc.

In January 2016, the Company entered into a Business Services Agreement with Cydan Development, Inc., or Cydan, pursuant to which Cydan provided office space, personnel assistance, and other business services to the Company on an as-needed basis.  At the time the agreement was signed, Cydan was considered a related party because  Cydan was a holder of more than 5% of the Company’s capital stock and Dr. James McArthur was the Company’s founder, President and Chief Executive Officer, a member of the Company’s board of directors and a holder of more than 5% of the Company’s capital stock and the Chief Scientific Officer of Cydan.  As of September 30, 2020, Cydan is no longer considered a related party. The Company paid Cydan less than $0.1 million during the three and nine months ended September 30, 2019 related to the Business Services Agreement, all of which was recorded as research and development expense. The Company agreed with Cydan to terminate the Business Services Agreement and all related services rendered by Cydan to the Company effective as of August 17, 2019. Accordingly, there were no amounts due to Cydan as of September 30, 2020 and December 31, 2019.

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

Business Overview

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

We are conducting a randomized, double-blinded, placebo-controlled Phase 2a clinical trial of IMR-687 in adult patients with SCD. In pre-specified interim analyses from this trial, we observed proof of concept clinical activity and IMR-687 was reported to be well tolerated. We expect to report top-line data from this trial late in the fourth quarter of 2020. We are also conducting an open label extension, or OLE, clinical trial, which allows patients from the Phase 2a clinical trial to continue into a four-year trial to test safety and measure tolerability of IMR- 687. We reported preliminary data with respect to two patients in the OLE clinical trial in August 2020 and expect to report additional data from the OLE clinical trial in the first quarter of 2021.

We have also initiated a Phase 2b clinical trial of IMR-687 for the treatment of patients with SCD and a Phase 2b clinical trial of IMR-687 for the treatment of patients with ß-thalassemia and are currently enrolling patients in each trial. Due to delays resulting from the COVID-19 pandemic, we currently expect to report interim data from each of the Phase 2b clinical trials in the second half of 2021. We continue to evaluate the impact of the COVID-19 pandemic on all of our clinical trials, as discussed below, and therefore, our estimated timelines for these clinical trials could be delayed further.

In October 2020, the results of an exploratory analysis conducted by Vanderbilt University Medical Center, or VUMC, on data from the second interim analysis from our Phase 2a clinical trial of IMR-687 in adult patients with SCD were presented at the 15th Annual Sickle Cell and Thalassemia, or ASCAT, Conference.  The exploratory analysis reviewed the potential of IMR-687 to reduce cardiovascular risk in SCD patients.  The analysis found that patients treated with IMR-687 in combination with hydroxyurea, or HU, saw a mean decrease of 27.3% from baseline in levels of N-terminal pro-hormone B-type natriuretic peptide, or NT-ProBNP, a well-established marker of cardiovascular risk.  Patients on background HU alone saw a mean increase in NT-ProBNP levels of 27% from baseline.  Furthermore, among patients with baseline NT-ProBNP values greater than 400pg/ml, patients who received IMR-687 in combination with HU showed a mean reduction of 67.9% in NT-ProBNP values from baseline, as compared to a mean increase of 28.0% from baseline in patients who received HU alone.

The exploratory analysis by VUMC supports the published literature, which suggests that the inhibition of PDE9 can serve as an attractive target for the prevention and treatment of vascular disease. To this end, in the second quarter of 2020, we began preclinical research to study IMR-687 in heart failure with preserved ejection fraction, or HFpEF, with the Necker Institute of Paris, France. Preliminary data from this preclinical research presented at the ASCAT Conference suggested potential benefits of IMR-687 across several relevant cardiac biomarkers.

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

We have incurred significant operating losses since inception. Our losses from operations were $12.5 million and $30.1 million for the three and nine months ended September 30, 2020, respectively, and $6.9 million and $16.6 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of approximately $84.6 million. We expect to continue to incur significant operating losses for the foreseeable future, as we advance IMR-687 and any product candidates we may develop in the future from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We expect to incur significant expenses related to maintaining and expanding our intellectual property portfolio, hiring additional research and development and business personnel and operating as a public company. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of September 30, 2020, we had $96.1 million in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic is ongoing and its impact continues to evolve as of the date of this Quarterly Report on Form 10-Q. We have been and continue to actively monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry and workforce.

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity to date and while we have not experienced any noticeable increase in the patient discontinuation rate from our ongoing Phase 2a clinical trial of IMR-687 in SCD, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our ongoing Phase 2a clinical trial of IMR-687 in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Phase 2b clinical trials of IMR-687 in SCD and ß-thalassemia. In addition, most of our employees are currently working remotely, and we are temporarily restricting travel and attendance at industry events by our employees. The COVID-19 pandemic has also resulted in significant financial market volatility and uncertainty in recent months. A continuation or worsening of the levels of market disruption and volatility seen in the recent past could have an adverse effect on our ability to access capital, on our business, results of operations and financial condition and on the market price of our common stock

Our financial condition, results of operations and liquidity could be negatively impacted by the COVID-19 pandemic in future periods. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information that may emerge concerning the continued severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues, it may have an adverse effect on our results of future operations, financial position, and liquidity, and even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
IMR-687	$7,947	$3,709	$18,474	$9,982
Personnel expenses (including stock-based compensation)	1,422	961	4,215	2,182
Other expenses	164	471	506	903
Total research and development expenses	$9,533	$5,141	$23,195	$13,067

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support our continued research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. We also anticipate increased expenses associated with being a public company, including costs for audit, legal, regulatory, and tax-related services related to compliance with the rules and regulations of the SEC, listing standards applicable to companies listed on a national securities exchange, director and officer insurance premiums and investor relations costs. In addition, if we obtain regulatory approval for IMR-687 or any future product candidate and to the extent that we engage in commercialization activities on our own, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Total Other Income, Net

Total Other Income, Net. Total other income, net primarily consists of interest earned on our cash, cash equivalents and investments, offset by amortization and accretion on investments and foreign currency translation adjustments.

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Change
	2020	2019	$
	(in thousands)
Operating expenses:
Research and development	$9,533	$5,141	$4,392
General and administrative	2,961	1,741	1,220
Total operating expenses	12,494	6,882	5,612
Loss from operations	(12,494)	(6,882)	(5,612)
Total other income, net	71	260	(189)
Net loss	$(12,423)	$(6,622)	$(5,801)

Research and Development Expenses

Research and development expenses increased by approximately $4.4 million from $5.1 million for the three months ended September 30, 2019 to $9.5 million for the three months ended September 30, 2020. The increase in research and development expenses was primarily attributable to the following:

•	a $4.2 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for IMR-687;
•

a $0.5 million increase in personnel-related costs, including less than $0.1 million increase in stock-based compensation expense, primarily due to an increase in headcount to support the growth of our research and development efforts; and

•	a $0.3 million decrease in other research and development operational costs, including facilities, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.2 million from $1.7 million for the three months ended September 30, 2019 to $3.0 million for the three months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable to the following:

•	a $0.8 million increase in other general and administrative operational costs, including facilities, rent and increased insurance costs as a result of operating as a public company; and

•	a $0.4 million increase in personnel costs, including a $0.3 million increase in stock-based compensation expense, primarily due to an increase headcount.

Total Other Income, Net

Total other income, net was $0.1 million and $0.3 million for the three months ended September 30, 2020 and 2019, respectively. In June 2019, we invested our cash in money market funds and available-for-sale securities and our total other income, net for the three months ended September 30, 2020 and 2019, respectively, consisted primarily of interest earned on our cash, cash equivalents and investments.

Comparison of the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,		Change
	2020	2019	$
	(in thousands)
Operating expenses:
Research and development	$23,195	$13,067	$10,128
General and administrative	6,953	3,566	3,387
Total operating expenses	30,148	16,633	13,515
Loss from operations	(30,148)	(16,633)	(13,515)
Total other income, net	306	420	(114)
Net loss	$(29,842)	$(16,213)	$(13,629)

Research and Development Expenses

Research and development expenses increased by approximately $10.1 million from $13.1 million for the nine months ended September 30, 2019 to $23.2 million for the nine months ended September 30, 2020. The increase in research and development expenses was primarily attributable to the following:

•	a $8.5 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for IMR-687;
•

a $2.0 million increase in personnel-related costs, including a $0.3 million increase in stock-based compensation expense, primarily due to an increase in headcount to support the growth of our research and development efforts; and

•	a $0.4 million decrease in other research and development operational costs, including facilities, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.4 million from $3.6 million for the nine months ended September 30, 2019 to $7.0 million for the nine months ended September 30, 2020. The increase in general and administrative expenses was primarily attributable the following:

•	a $2.0 million increase in other general and administrative operational costs, including facilities, rent and increased insurance costs as a result of operating as a public company;
•	a $1.3 million increase in personnel costs, including a $0.6 million increase in stock-based compensation expense, primarily due to an increase headcount; and
•	a $0.1 million increase in consulting and professional fees, including legal, business development, accounting and audit fees.

Total Other Income, Net

Total other income, net was $0.3 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively. In June 2019, we invested our cash in money market funds and available-for-sale securities and our total other income, net for the nine months ended September 30, 2020 and 2019, respectively, consisted primarily of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized IMR-687, which is in clinical development, and we do not expect to generate revenue from sales of IMR-687 or any product candidates we may develop in the future for several years, if at all. Through September 30, 2020, we have funded our operations primarily through the sale of common stock in our IPO and sale of convertible preferred stock. On February 25, 2020, we raised $17.1 million in gross proceeds from the issuance of 1,562,994 shares of Series B Preferred Stock upon a waiver of specified milestone conditions from the holders of a majority of the shares then held by the holders of Series B Preferred Stock. On March 16, 2020, we completed an IPO of our common stock and issued and sold 4,700,000 shares of common stock at a public offering price of $16.00 per share, resulting in gross proceeds of $75.2 million. On April 13, 2020, the underwriters exercised their option in full to purchase 705,000 additional shares of common stock for aggregate gross proceeds of $11.3 million. Inclusive of the underwriters’ option to purchase additional shares, we received approximately $76.5 million in net proceeds from the IPO after deducting $10.0 million of underwriting discounts and commissions and offering expenses.

As of September 30, 2020, we had $96.1 million in cash, cash equivalents and investments.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash used in operating activities	$(29,129)	$(13,835)
Net cash used in investing activities	(37,933)	(21,948)
Net cash provided by financing activities	96,284	45,575
Net increase in cash, cash equivalents, and restricted cash	$29,222	$9,792

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2020 was $29.1 million primarily due to our net loss of $29.8 million and net cash outflow from a change in working capital of $0.9 million, partially offset by stock-based compensation expense of $1.6 million.

Net cash used in operating activities for the nine months ended September 30, 2019 was $13.8 million primarily due to our net loss of $16.2 million, partially offset by an increase in stock-based compensation expense of $0.6 million, as well as a net cash inflow of $1.7 million related to changes in working capital.

Net Cash Used by Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was $37.9 million due to purchases of marketable securities of $55.8 million and purchases of property and equipment of less than $0.1 million, partially offset by proceeds from sales and maturities of short-term investments of $17.9.

Net cash used in investing activities for the nine months ended September 30, 2019 was $21.9 million primarily due to purchases of marketable securities of $21.8 million in the third quarter of 2019, and purchases of property and equipment of $0.1 million related to our operating lease, under which we commenced occupancy in August 2019.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $96.3 million, primarily due to $80.4 million of net proceeds received from our IPO, after deducting underwriting discounts and commissions, $17.1 million of cash inflow resulting from sale of Series B Preferred Stock in February 2020, and $0.4 million of proceeds from stock option exercises. The proceeds from our IPO were partially offset by payments of $1.7 million of issuance costs.

Net cash provided by financing activities for the nine months ended September 30, 2019 was $45.6 million resulting primarily from the issuance of our Series B preferred stock in March and May of 2019.

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
•

continue to advance clinical development of IMR-687, including our ongoing Phase 2a, OLE and Phase 2b clinical trials in patients with SCD and our ongoing Phase 2b clinical trials of IMR-687 in patients with β-thalassemia;

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
•

the time and cost necessary to complete our ongoing Phase 2a, OLE and Phase 2b clinical trials of IMR-687 in patients with SCD, to initiate and complete one or more pivotal clinical trials of IMR-687, and to pursue regulatory approvals for IMR-687, and the costs of post-marketing studies that could be required by regulatory authorities;

•

the time and cost necessary to complete our Phase 2b clinical trial of IMR-687 in patients with β-thalassemia, to initiate and complete one or more pivotal clinical trials of IMR-687 in β-thalassemia, and to pursue regulatory approvals for IMR-687 in β-thalassemia, and the costs of post-marketing studies that could be required by regulatory authorities

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

Contractual Obligations

During the three and nine months ended September 30, 2020, there have been no material changes to our contractual obligations outside the ordinary course of business from those described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Contractual Obligations” in our final prospectus for our IPO filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the unaudited condensed consolidated financial statements prospectively from the date of change in estimates. During the three and nine months ended September 30, 2020, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2019 included in our Registration Statement on Form S-1/A, filed with the SEC on March 10, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of September 30, 2020, we had cash, cash equivalents and investments of $96.1 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Asia, who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Since inception, we have incurred significant operating losses. Our net loss was $23.5 million for the year ended December 31, 2019 and $29.8 million for the nine months ended September 30, 2020. As of September 30, 2020, we had an accumulated deficit of $84.6 million. To date, we have financed our operations primarily through the sale of common stock in our initial public offering, or IPO, and the sale of convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of IMR-687. We are still in the early stages of development of our only product candidate, IMR-687. We expect to continue to incur significant expenses and operating losses over the next several years. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	navigate the impacts of COVID-19 and our response to it;
•

continue to advance clinical development of IMR-687, including our ongoing Phase 2a, open label extension, or OLE, and Phase 2b clinical trials in patients with sickle cell disease, or SCD, and our ongoing Phase 2b clinical trials in patients with β-thalassemia;

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

As of September 30, 2020, we had cash, cash equivalents and investments of $96.1 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the impact of the COVID-19 pandemic and our response to it;
•

the time and cost necessary to complete our ongoing Phase 2a, OLE and Phase 2b clinical trials of IMR-687 in patients with SCD, to initiate and complete one or more pivotal clinical trials of IMR-687 in SCD, and to pursue regulatory approvals for IMR-687 in SCD, and the costs of post-marketing studies that could be required by regulatory authorities;

•

the time and cost necessary to complete our Phase 2b clinical trial of IMR-687 in patients with β-thalassemia, to initiate and complete one or more pivotal clinical trials of IMR-687 in β-thalassemia, and to pursue regulatory approvals for IMR-687 in β-thalassemia, and the costs of post-marketing studies that could be required by regulatory authorities;

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

We will continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. For example, the global COVID-19 pandemic has created significant uncertainty in the global financial markets, which may reduce our ability to raise additional capital. In addition, we may seek additional capital when market conditions are favorable, or for strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for one or more product candidates or discovery stage programs or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any product candidates.

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

Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, as may the operations of our suppliers and manufacturers and other third-party service providers.

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

The spread of COVID-19 has affected our operations to date, including by causing delays in the conduct of our clinical trials. While we have not experienced any significant disruptions with the third parties on which we rely, the spread of COVID-19, or another infectious disease, could also negatively affect the operations of our third-party manufacturers, which could result in disruptions in the supply of IMR-687. In addition, most of our employees are currently working remotely, and we are temporarily restricting travel and attendance at industry events by our employees, which could negatively affect our business. The COVID-19 pandemic continues to rapidly evolve and could more significantly impact our operations in the future.

We have enrolled and seek to enroll patients in our ongoing clinical trials at sites located both in the United States and internationally. The COVID-19 pandemic has delayed and may continue to delay or otherwise adversely affect these clinical development activities, including our ability to recruit and retain patients in our ongoing clinical trials, as a result of many factors, including:

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

For example, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our ongoing Phase 2a clinical trial of IMR-687 in SCD and site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Phase 2b clinical trials of IMR-687 in SCD and β-thalassemia. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration, or FDA, and other health authorities, which could result in delays of regulatory actions related to our programs, including with respect to IMR-687. Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. In addition, if any of our clinical trial patients contract COVID-19, they may have adverse health outcomes that could impact the results of our clinical trials.

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

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of IMR-687. Our future success is heavily dependent on our ability to successfully develop, obtain regulatory approval for and commercialize IMR-687. IMR-687 is currently our only product candidate and we are testing it in Phase 2a, OLE and Phase 2b clinical trials in SCD and a Phase 2b clinical trial in β-thalassemia. It may be a significant time before IMR-687 can advance into a pivotal trial, if at all. We cannot be certain that IMR-687 will be successful in clinical trials or receive regulatory approval.

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

There are currently limited therapies approved to treat SCD. To date, we have concentrated a significant portion of our product research and development efforts on developing a novel therapeutic for the treatment of SCD, and our future success depends on the success of this therapeutic approach. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there are only four FDA-approved drugs for SCD: voxelotor (marketed as Oxbryta), crizanlizumab (marketed as Adakveo), hydroxyurea and L-glutamine (marketed as Endari), and there are no approved therapies that target phosphodiesterase 9, or PDE9. As a result, the design and conduct of clinical trials for a therapeutic product candidate such as IMR-687 that targets PDE9 in SCD patients is subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of IMR-687 in SCD because of the limited clinical experience with its mechanism of action in these patients.

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

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. As an example, we expect to utilize an oral solution formulation of IMR-687 for clinical development in pediatric populations with SCD that will differ from the oral tablet formulation of IMR-687 we have used in our clinical trials to date. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause IMR-687 to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of IMR-687 and jeopardize our ability to commence sales and generate revenue.

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

If we do not successfully develop and eventually commercialize products, we will not obtain product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. We are currently conducting Phase 2a, OLE and Phase 2b clinical trials of IMR-687 in patients with SCD. In addition, a key element of our business plan is to expand the breadth of indications for IMR-687 for the treatment of β-thalassemia and HFpEF. We are currently conducting a Phase 2b clinical trial of IMR-687 in patients with β-thalassemia and pre-clinical research in HFpEF. A failure to establish IMR-687 as a viable treatment for β-thalassemia and/or HFpEF could harm our business prospects. In addition, we may explore IMR-687 in other indications or acquire additional product candidates for development. However, there can be no assurance that we will be successful in our efforts to identify or acquire other potential product candidates. Even if we identify or acquire other product candidates, there can be no assurance that our development efforts will be successful.

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

We are conducting clinical trials of IMR-687 clinical trial sites, and the FDA may not accept data from trials conducted in such international locations.

In addition to our clinical sites in the United States, we are currently conducting clinical trials of IMR-687 at clinical sites outside of the United States. For example, our Phase 2b clinical trials of IMR-687 in SCD and β-thalassemia are currently being conducted or expected to be conducted at clinical sites in Europe, Asia and Africa. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical and Good Clinical Practice, or GCP, principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial conducted or from particular clinical trial sites located outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

In the area of SCD, we expect to face competition from voxelotor (marketed as Oxbryta by Global Blood Therapeutics, Inc., or GBT), crizanlizumab (marketed as Adakveo by Novartis AG, or Novartis), HU (marketed under trade names including DROXIA by Bristol-Myers Squibb Company, as well as in generic form) and L-glutamine, which are currently the only FDA-approved therapies for the treatment of SCD. In the area of ß-thalassemia, we expect to face competition from ZYNTEGLO (marketed by bluebird bio, Inc.), which is currently only approved in Europe for the treatment of ß-thalassemia and for which FDA approval is currently being sought, as well as REBLOZYL (marketed by Bristol-Myers Squibb Co. and Acceleron Pharma Inc.), which is approved in the United States for the treatment of anemia in adult patients with β-thalassemia who require regular RBC transfusions. In addition, with respect to SCD, we are aware of several product candidates in clinical development, including several product candidates for which FDA approval is currently being sought, which could be competitive with product candidates that we may successfully develop and commercialize. EpiDestiny, Inc., or EpiDestiny (in collaboration with Novo Nordisk A/S, or Novo), Aruvant Sciences, Inc., Sangamo Therapeutics Inc., or Sangamo (in collaboration with Bioverativ Inc.), Fulcrum Therapeutics, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics, Inc., Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc., CRISPR Therapeutics AG, or CRISPR (in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex), and Syros Pharmaceuticals, Inc. (in collaboration with GBT), among potentially other companies, are developing therapeutic approaches for patients with SCD. Bellicum Pharmaceuticals, Inc., Kiadis Pharma N.V., EpiDestiny (in collaboration with Novo), Orchard Therapeutics plc, Sangamo (in collaboration with Sanofi.), CRISPR (in collaboration with Vertex), Agios Pharmaceuticals, Inc., Editas Medicine, Inc. and Syros Pharmaceuticals, Inc. (in collaboration with GBT), among potentially other companies, are developing therapeutic approaches for patients with transfusion-dependent or non-transfusion- dependent β-thalassemia.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Phase 2a clinical trial of IMR-687 in SCD and our Phase 2b clinical trials in SCD and in β-thalassemia. We do not plan to independently conduct clinical trials of any other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

We received orphan drug designation for IMR-687 for SCD and β-thalassemia in the United States in February 2017 and June 2020, respectively. We also received orphan drug designation for IMR-687 for SCD in the European Union in August 2020. We may seek orphan drug designation in other indications or for any other future product candidates. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

The third order is intended to reduce the costs of drugs by supporting the safe importation of prescription drugs.  Specifically, the order calls upon the Department of Health and Human Services, or HHS, to facilitate grants to individuals of waivers of the prohibition of importation of prescription drugs that would allow patients to import FDA approved drug products from abroad, so long as doing so would result in lower costs. In addition, the order would allow wholesalers and pharmacies to re-import both biological drugs and insulin that were originally manufactured in the United States and then exported for international sale.  This action follows the publication of a proposed rulemaking on December 23, 2020, that if finalized, would allow states or certain other non-federal government entities to submit importation program proposals to the FDA for review and approval. Applicants would be required to demonstrate that their importation plans pose no additional risk to public health and safety and will result in significant cost savings for consumers. At the same time, the FDA issued draft guidance that would allow manufacturers to import their own FDA-approved drugs that are authorized for sale in other countries (multi-market approved products).

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

Following issuance of these orders, President Trump issued a fifth executive order which instructs the federal government to develop a list of “essential” medicines and then buy them and other medical supplies from U.S. manufacturers instead of from companies around the world, including especially China. The order is meant reduce regulatory barriers to domestic pharmaceutical manufacturing and catalyze manufacturing technologies needed to keep drug prices low and the production of drug products in the United States.

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

As of October 30, 2020, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 90.5% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall, even if our business is doing well.

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. Persons who were our stockholders prior to our IPO continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

Moreover, holders of an aggregate of 11,093,726 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all 3,505,468 shares of common stock that we may issue under our equity compensation plans and such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

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

As a public company, and particularly after we are no longer an EGC, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs, particularly as we hire additional financial and accounting employees to meet public company internal control and financial reporting requirements, and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, which in turn could make it more difficult for us to attract and retain qualified members of our board of directors.

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

We received aggregate net proceeds from the IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We had not used any of the net proceeds from the IPO as of September 30, 2020, as we have continued to fund operations from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

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

IMARA Inc.

Date: November 5, 2020	By:	/s/ Rahul D. Ballal
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Michael P. Gray
Michael P. Gray
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)