Form 10-Q
period 2021-03-31
IMARA Inc.
filed 2021-05-11
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 6, 2021, the registrant had 17,640,492 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things:

•	the impact of the ongoing COVID-19 pandemic and our response to it;
•

the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, including our ongoing open label extension clinical trial of IMR-687 in sickle cell disease, or SCD, and our ongoing Ardent and Forte Phase 2b clinical trials of IMR-687 in SCD and ß-thalassemia and our potential clinical development of IMR-687 in heart failure with preserved ejection fraction;

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

We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q, particularly in the "Risk Factors" section, that we believe could cause actual results or events to differ materially from the forward-looking statements that we make.

You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to Quarterly Report on Form 10-Q completely and with the understanding that our actual future results may be materially different from what we expect. The forward-looking statements contained in this Quarterly Report on Form 10-Q are made as of the date of this Quarterly Report on Form 10-Q, and we do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•	We have incurred significant losses since our inception, and we expect to incur losses over the next several years.
•

We are heavily dependent on the success of our sole product candidate, IMR-687. If we are unable to successfully complete clinical development, obtain regulatory approval for, and commercialize IMR-687, or experience delays in doing so, our business will be materially harmed.

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

•

Because we are developing IMR-687 using surrogate endpoints, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IMARA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$53,441	$47,698
Short-term investments	22,151	40,524
Prepaid expenses and other current assets	4,769	2,183
Total current assets	80,361	90,405
Property and equipment, net	324	349
Right of use assets - operating leases	694	—
Other assets	308	88
Total assets	$81,687	$90,842
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,001	$1,971
Accrued expenses and other current liabilities	2,245	4,276
Operating lease liability, current	257	—
Total current liabilities	5,503	6,247
Deferred rent	—	160
Operating lease liability, non-current	590	—
Total liabilities	6,093	6,407
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of March 31, 2021; no shares authorized, issued or outstanding as of December 31, 2020	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 17,616,542 and 17,548,263 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	18	18
Additional paid-in capital	181,945	180,526
Accumulated other comprehensive income	1	4
Accumulated deficit	(106,370)	(96,113)
Total stockholders’ equity	75,594	84,435
Total liabilities and stockholders’ equity	$81,687	$90,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating expenses:
Research and development	$7,115	$5,793
General and administrative	3,165	1,559
Total operating expenses	10,280	7,352
Loss from operations	(10,280)	(7,352)
Total other income:
Interest income	83	132
Other income (expense)	(60)	5
Total other income, net	23	137
Net loss	$(10,257)	$(7,215)
Accretion of Series B convertible preferred stock	—	(7,858)
Net loss attributable to common stockholders—basic and diluted	$(10,257)	$(15,073)
Weighted-average common shares outstanding—basic and diluted	17,577,454	3,493,359
Net loss per share attributable to common stockholders—basic and diluted	$(0.58)	$(4.31)
Comprehensive loss:
Net loss	$(10,257)	$(7,215)
Other comprehensive loss:
Unrealized loss on investments	(3)	(48)
Comprehensive loss	$(10,260)	$(7,263)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK						COMMON
	SERIES SEED $0.001 PAR VALUE		SERIES A $0.001 PAR VALUE		SERIES B $0.001 PAR VALUE		STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,872	$32	$(54,753)	$(48,848)
Issuance of Series B convertible preferred stock, net of issuance costs of $20 and beneficial conversion charge	—	—	—	—	9,845,348	9,271	—	—	7,858	—	—	7,858
Accretion of Series B converted preferred stock	—	—	—	—	—	7,858	—	—	(7,858)	—	—	(7,858)
Conversion of convertible preferred stock into common stock	(2,712,960)	(1,460)	(31,499,040)	(30,729)	(36,166,661)	(62,704)	11,172,955	11	94,882	—	—	94,893
Initial public offering, net of underwriting discounts, commissions and offering costs	—	—	—	—	—	—	4,700,000	5	66,047	—	—	66,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	360	—	—	360
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,215)	(7,215)
Balance at March 31, 2020	—	$—	—	$—	—	$—	16,575,465	$17	$167,161	$(16)	$(61,968)	$105,194

	COMMON
	STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	17,548,263	$18	$180,526	$4	$(96,113)	$84,435
Stock-based compensation expense	—	—	947	—	—	947
Exercise of stock options	68,279	—	472	—	—	472
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,257)	(10,257)
Balance at March 31, 2021	17,616,542	$18	$181,945	$1	$(106,370)	$75,594

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,257)	$(7,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	947	360
Depreciation expense	25	24
Amortization and accretion on investments	55	5
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,586)	(2,232)
Accounts payable	1,030	179
Accrued expenses and other current liabilities	(2,226)	(643)
Deferred rent	—	(5)
Operating lease assets and liabilities, net	(8)	—
Net cash used in operating activities	(13,020)	(9,527)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	22,037	4,772
Purchases of short-term investments	(3,722)	—
Purchases of property and equipment	(12)	(15)
Net cash provided by investing activities	18,303	4,757
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	17,150
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	69,406
Proceeds from the exercise of stock options	472	—
Payment of issuance costs	(12)	—
Net cash provided by financing activities	460	86,556
Net increase in cash, cash equivalents and restricted cash	$5,743	$81,786
Cash, cash equivalents and restricted cash, beginning of period	$47,786	$5,024
Cash, cash equivalents and restricted cash, end of period	$53,529	$86,810
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$94,893
Accretion of redeemable convertible preferred stock to redemption value	$—	$7,858
Reclassification of deferred offering costs from other assets to additional paid-in capital	$—	$2,144
Deferred offering costs included in accounts payable and accrued expenses	$208	$1,231
Property and equipment purchases included in accrued expenses	$12	$15
Unrealized loss on investments	$(3)	$(48)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents	$53,441	$86,722
Restricted cash (included in other assets)	88	88
Total cash, cash equivalents and restricted cash	$53,529	$86,810

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

On April 1, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.  The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf.

Liquidity

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO. As of March 31, 2021, the Company had cash, cash equivalents, and investments of $75.6 million and an accumulated deficit of approximately $106.4 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes its cash, cash equivalents and investments as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K (the “Annual Report”), filed with the SEC on March 5, 2021. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements, with the exception of the modified retrospective adoption of ASC 842 Leases. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2021, the results of its operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

Principles of Consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2021, with the exception of the modified retrospective adoption of ASC 842 Leases.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard established a right-of-use model that requires all lessees to recognize right-of-use assets and lease liabilities on their balance sheet that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company’s leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvement for Lessors, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company early adopted these amendments with ASU 2016-02 (collectively, the “new leasing standards”), effective January 1, 2021.

The Company adopted the new leasing standards using the modified retrospective transition approach, with no restatement of prior periods and there was no cumulative adjustment to retained earnings. Upon adoption, the Company elected the package of transition practical expedients, which allowed the Company to not reassess the following: (i) whether any expired or existing contracts are or contain leases, (ii) the lease classification for any expired or existing leases and (iii) the treatment of initial direct costs for existing leases. The Company made an accounting policy election to not recognize short-term leases with an initial term of twelve months or less within its consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations over the lease term. Upon adopting the new leasing standards, the Company recognized an operating lease right-of-use asset of $0.7 million and a corresponding current and non-current operating lease liability of $0.3 million and $0.6 million, respectively, which are included in its consolidated balance sheets. The adoption of the new leasing standards did not have a material impact on the Company’s consolidated statements of operations.

The Company determines if an arrangement is a lease at contract inception. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and operating lease liabilities represent its obligation to make lease payments arising from the lease. Operating right-of-use assets and liabilities are recognized at the commencement date of the lease based upon the present value of lease payments over the lease term. When determining the lease term, the Company includes options to extend or terminate the lease when it is reasonably certain that the option will be exercised.

The Company uses the implicit rate when readily determinable and uses its incremental borrowing rate when the implicit rate is not readily determinable, based upon the information available at the commencement date in determining the present value of the lease payments. The incremental borrowing rate is determined using a secured borrowing rate for the same currency and term as the associated lease.

The lease payments used to determine operating lease right-of-use assets may include lease incentives and stated rent increases. The Company’s lease agreements may include both lease and non-lease components, which the Company accounts for as a single lease component when the payments are fixed, for all classes of underlying assets. Variable payments included in the lease agreement are expensed as incurred.

The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of March 31, 2021 did not include any material lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.

Prior to the adoption of the new leasing standards, the Company recognized lease costs on a straight-line basis once it gained control of the space, without regard to deferred payment terms, such as rent holidays, that would defer the commencement date of required payments or escalating payment amounts. Any lease incentives received were treated as a reduction of costs over the term of the lease agreement, as they were considered an inseparable part of the lease agreement. The difference between required lease payments and rent expense was recorded as deferred rent, which was reflected as deferred rent in the December 31, 2020 consolidated balance sheet.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. Deferred offering costs classified in other assets on the accompanying unaudited condensed consolidated balance sheet as of March 31, 2021 were $0.2 million. There were no deferred offering costs as of December 31, 2020.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss includes unrealized losses on available-for-sale securities for the three months ended March 31, 2021 and 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. For additional information on the adoption of the new leasing standards, please read the Company’s policy above entitled Leases, and Note 7, Commitments and Contingencies, to these consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815) I. Accounting for Certain Financial Instruments with Down Round Features II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception (“ASU 2017-11”). Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down-round features. Part II replaces the indefinite deferral for certain mandatorily redeemable noncontrolling interests and mandatorily redeemable financial instruments of nonpublic entities contained within ASC Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. For public entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. The Company adopted this new standard on January 1, 2021, which did not result in any material impact on the Company’s financial statements.

In March 2020, the FASB issued “ASU 2020-03”, Codification Improvements to Financial Instruments, (“ASU 2020-03”) which addressed, among other topics, Amendments related to ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13”). The amendments align the contractual term under Topic 326 and Topic 842 (Leases) to be consistent, and also clarifies when an entity should record an allowance for credit losses in accordance with Topic 326. For public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements and related disclosures, but does not expect the adoption of ASU 2020-03 or ASU 2016-13 to be material.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$44,599	$44,599	$—	$—
Marketable securities:
Corporate debt securities	6,263	—	6,263	—
Commercial paper	15,888	—	15,888	—
Total financial assets	$66,750	$44,599	$22,151	$—

	December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$41,208	$41,208	$—	$—
Marketable securities:
Corporate debt securities	14,807	—	14,807	—
Commercial paper	25,717	—	25,717	—
Total financial assets	$81,732	$41,208	$40,524	$—

As of March 31, 2021 and December 31, 2020, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the three months ended March 31, 2021 and the year ended December 31, 2020, there were no transfers between fair value measurement levels.

The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Investments

As of March 31, 2021 and December 31, 2020, the Company had short-term investments consisting of corporate debt securities and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the condensed consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments (in thousands):

	March 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$15,888	$—	$—	$15,888
Corporate debt securities	6,262	2	$(1)	6,263
Total	$22,150	$2	$(1)	$22,151

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$25,716	$1	$—	$25,717
Corporate debt securities	14,804	3	—	14,807
Total	$40,520	$4	$—	$40,524

As of March 31, 2021, the Company had one available-for-sale security of approximately $1.2 million in an unrealized loss position for less than twelve months. As of December 31, 2020, the Company had no available-for-sale securities in unrealized loss positions. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2021 and December 31, 2020.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrued research and development expenses	$1,105	$2,732
Accrued compensation and benefits	668	1,090
Accrued professional services	449	355
Accrued other	23	99
Total accrued expenses	$2,245	$4,276

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

To date, pursuant to the license agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which are recorded as research and development expense. No payments were made during the year ended December 31, 2020, or for the three months ended March 31, 2021. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance. The Company also allowed Lundbeck to participate in the fourth tranche of its Series A preferred stock financing in November 2018 at $1.00 per share.

The Lundbeck Agreement can be terminated by the Company at any time with 180 days’ written notice. The Company or Lundbeck may terminate the agreement by written notice within a specified period of time in the event of a material breach.

7. Commitments and Contingencies

Lease Agreements

In May 2019, the Company entered into a new operating lease agreement for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term. The lease includes a rent escalation clause which results in cash rental payments of approximately $0.3 million annually. Rent expense is being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Lease Agreement. The Company provided a security deposit of approximately $0.1 million in May 2019, which is included as a component of other assets on the Company’s unaudited condensed consolidated balance sheet as of March 31, 2021 and consolidated balance sheet as of December 31, 2020. The Company occupied the space in August 2019 and commenced recognition of rent expense. The Company recorded rent expense of approximately $0.1 million during the three months ended March 31, 2021.

The following table summarizes the future lease payments due under the Company’s operating lease agreement (in thousands):

March 31, 2021
2021	$205
2022	278
2023	284
2024	229
Total Lease Payments	$996
Less Imputed Interest	(150)
$846

Operating cash flows used for operating leases	$68
Weighted-average remaining lease term (years)	3.58
Weighted-average discount rate	8%

Under the prior lease accounting guidance, minimum rental commitments under non-cancelable leases as of December 31, 2020 were as follows (in thousands):

Minimum Lease Payments
2021	273
2022	278
2023	284
2024	229
$1,064

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2021 and year ended December 31, 2020, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

On February 25, 2020, the Company raised $17.1 million in net proceeds from the sale of 1,562,994 shares of Series B Preferred Stock, at a price of $10.9722 per share, upon a waiver of specified milestone conditions from the holders of a majority of the shares then held by the holders of Series B Preferred Stock. Upon issuance, each share of Series B Preferred Stock included an embedded beneficial conversion feature as the estimated fair value of the Company’s common stock on the date of issuance of the Series B Preferred Stock was higher than the effective conversion price of the Series B Preferred Stock of $10.9722 per share. Given the proximity of the issuance to the Company’s public offering, the Company utilized the $16.00 public offering price of its common stock to determine the intrinsic value of the beneficial conversion feature. As a result, the Company recorded the intrinsic value of the beneficial conversion feature of $7.9 million as a discount on the Series B Preferred Stock at issuance. Because the Series B Preferred Stock was immediately convertible upon issuance and did not include mandatory redemption provisions, the discount on the Series B Preferred Stock was immediately accreted.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through March 31, 2021, no cash dividends have been declared or paid.

As of March 31, 2021, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of March 31, 2021 and December 31, 2020, the Company has reserved for future issuance the following shares of common stock:

	March 31, 2021	December 31, 2020
Shares reserved for future issuance under the 2020 Equity Incentive Plan	1,487,494	1,110,675
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	191,363	191,363
	1,678,857	1,302,038

10. Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, (the “2016 Plan”) provides for the Company to issue restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company.

   As of the effective date of the 2020 Equity Incentive Plan (the “2020 Plan”) on March 11, 2020, and as of March 31, 2021, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

2020 Equity Incentive Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020 the Company’s stockholders approved, the 2020 Plan, which became effective on March 11, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan is the sum of: (1) 1,220,283 shares of the Company’s common stock; plus (2) the number of shares (up to a maximum of 2,091,969 shares) equal to the sum of (x) the number of shares of the Company’s common stock reserved for issuance under the 2016 Plan that remained available for grant under the 2016 Plan as of March 11, 2020 and (y) the number of shares of the Company’s common stock subject to outstanding awards granted under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. On January 1, 2021, 701,930 additional shares were reserved for issuance under the 2020 Plan pursuant to this provision. No more than 8,541,982 shares of common stock may be issued as incentive stock options under the 2020 Plan. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan.

As of March 31, 2021, there were 1,487,494 shares available for future issuance under the 2020 Plan.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,935,632	$9.85	8.14	$24,260
Granted	531,300	13.58
Exercised	(68,279)	4.40
Forfeited	(206,189)	13.57
Outstanding as of March 31, 2021	2,192,464	$10.58	8.12	$4,654
Options vested and exercisable as of March 31, 2021	701,345	$5.45	6.56	$2,625

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2021 and 2020 was $9.28 and $10.11, respectively.

Performance-based awards

The Company granted stock options to purchase an aggregate of 220,928 shares of common stock to certain employees, officers, consultants and advisors of the Company on May 16, 2019, June 5, 2019 and June 21, 2019, which contain performance-based vesting criteria. Vesting of these options was contingent on the closing of the second tranche of Series B Preferred Stock financing. Stock-based compensation expense associated with these performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. As a result of the performance condition being met on February 25, 2020, these options vested as to 25% of the shares underlying each option on February 25, 2021 and will vest as to the remainder of the shares in equal quarterly installments for three years thereafter. The Company recognized stock-based compensation expense of less than $0.1 million for these options during the three months ended March 31, 2021.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development	$378	$155
General and administrative	569	205
Total stock-based compensation expense	$947	$360

As of March 31, 2021 and December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $11.7 million and $9.5 million, respectively, which is expected to be recognized over a weighted-average period of 3.23 and 3.22 years, respectively.

2020 Employee Stock Purchase Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020, the Company’s stockholders approved a 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on March 11, 2020. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 193,216 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing until, and including, the fiscal year commencing on January 1, 2031, in an amount equal to the lowest of (i) 386,432 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. In 2021, the Company’s compensation committee elected not to increase the number of shares of the Company’s common stock reserved for issuance under the 2020 ESPP pursuant to this provision.

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

12. Net Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. In 2020, the net loss applicable to common stockholders did not equal net loss due to the accretion of the beneficial conversion feature of Series B Preferred Stock in the amount of $7.9 million. The beneficial conversion feature was initially recorded as a discount on the Series B Preferred Stock with a corresponding amount recorded to additional paid-in capital. The discount on the Series B Preferred Stock was then immediately written off as a deemed dividend as the Series B Preferred Stock does not have a stated redemption date and is immediately convertible at the option of the holder. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including convertible preferred stock and options to purchase common stock during the period determined using the if-converted method, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2021	2020
Options to purchase common stock	2,192,464	2,119,306
Shares reserved for future issuance under the ESPP	191,363	—

13. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A preferred stock financing and both tranches of the Series B preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed Preferred Stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 7.2% and a 7.4% ownership interest on a fully diluted basis as of March 31, 2021 and December 31, 2020, respectively. Mette Kirstine Agger, a member of our board of directors, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 6). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 2.6% and a 2.7% ownership interest on a fully diluted basis as of March 31, 2021, and December 31, 2020, respectively. Lundbeck did not participate in the Series B Preferred Stock financing.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments which are recorded as research and development expense.

14. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code effective as of January 2019. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. The Company has made $0.1 million of contributions to the plan to date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 5, 2021. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Risk Factor Summary” in the forepart of this Quarterly Report on Form 10-Q and  “Risk Factors” in Part II, Item 1A.  of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

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

We are currently conducting two randomized, double-blind, placebo-controlled Phase 2b clinical trials of IMR-687.  The Ardent trial is a Phase 2b clinical trial of IMR-687 in approximately 99 adult patients with SCD and the Forte trial is a Phase 2b clinical trial in approximately 60 transfusion dependent patients and 60 non-transfusion dependent patients with ß-thalassemia.  In the first quarter of 2021, separate independent data monitoring committees for the Ardent and Forte Phase 2b clinical trials recommended opening of the higher dose IMR-687 treatment arm in each of these clinical trials following review of available safety and tolerability data. These additional arms were pre-specified in the two protocols and enrollment is proceeding in each clinical trial at the IMR-687 higher dose (once daily dose of 300 mg or 400 mg based on patient weight), IMR-687 lower dose (once daily dose of 200 mg or 300 mg based on patient weight) or placebo.  We remain on track to complete the respective protocol-driven interim analyses for the Ardent and Forte Phase 2b clinical trials and to report interim data from each of these trials in the second half of 2021.  In addition, we expect to report data from the primary analysis from each of these trials in the first half of 2022 and data from the final analysis from each of these trials in the second half of 2022.

We are also conducting an open label extension, or OLE, clinical trial of IMR-687 in SCD, which allows patients from our completed Phase 2a clinical trial in SCD to continue into a long-term four-year trial to test safety and measure tolerability of IMR-687. Similar to the Ardent and Forte Phase 2b clinical trials, in the first quarter of 2021, a safety review committee reviewed the available safety and tolerability data from patients in the OLE clinical trial and following this review recommended increasing the daily dose from 200mg to either 300 mg or 400 mg, based on patient weight. We expect that patients will begin dose escalation to the higher dose under an amended protocol in mid-2021. We expect to report additional data on the 200 mg daily dose from the OLE clinical trial at the European Hematology Association 2021 Virtual Congress in June 2021.

In addition, in the first half of 2021 we expect to initiate a single ascending dose, or SAD, followed by a multiple dose clinical trial of IMR-687 to further explore the safety, tolerability, and pharmacokinetics, or PK, of higher doses of IMR-687. This short duration clinical trial in healthy volunteers under fed conditions will sequentially assess doses of IMR-687 up to 800 mg per day administered once daily or twice daily. Based on the safety, tolerability and PK profile observed in the SAD portion of the trial, the multi-dose portion of the trial will evaluate multiple doses of IMR-687 over seven days at the maximum tolerated dose observed for the once daily and/or twice daily administrations from the SAD portion of the trial.

In part due to the ongoing exploration of higher adult doses of IMR-687, as well as expected data readouts from higher dose IMR-687 administration from the Ardent, Forte and OLE clinical trials in the second half of 2021, we currently anticipate initiating our pediatric clinical program of IMR-687 in SCD in 2022.  Lastly, we recently completed preclinical research of IMR-687 in heart failure with preserved ejection fraction, or HFpEF, and are formulating a clinical development plan for IMR-687 in this indication.

We continue to evaluate the impact of the COVID-19 pandemic on each of our clinical trials, as discussed below, and therefore, our estimated timelines for our clinical trials could be delayed.

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

In February 2020 we effected a 1-for-6.299 reverse stock split of our common stock. All historical share and per share information shown herein and in our unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

On April 1, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021. We also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.

We have incurred significant operating losses since inception. Our losses from operations were $10.3 million and $7.4 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of approximately $106.4 million. We expect to continue to incur significant operating losses for the foreseeable future, as we advance IMR-687 and any product candidates we may develop in the future from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We expect to incur significant expenses related to maintaining and expanding our intellectual property portfolio, hiring additional research and development and business personnel and operating as a public company. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of March 31, 2021 and December 31, 2020, we had $75.6 million and $88.2 million, respectively, in cash, cash equivalents and investments. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19. The COVID-19 pandemic is ongoing and its impact continues to evolve as of the date of this Quarterly Report on Form 10-Q. We continue to actively monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry and workforce.

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our recently completed Phase 2a clinical trial of IMR-687 in SCD, delays to some patient visits in our OLE clinical trial in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Ardent and Forte clinical trials of IMR-687 in SCD and ß-thalassemia. In addition, most of our employees are currently working remotely, and we are temporarily restricting travel and attendance at industry events by our employees.

Our financial condition, results of operations and liquidity could be negatively impacted by the COVID-19 pandemic in future periods. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which remain uncertain and cannot be predicted, including new information that may emerge concerning the continued severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues, it may have an adverse effect on our results of future operations, financial position and liquidity, and on our ability to access capital.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

Lundbeck License Agreement

In April 2016, we entered into an agreement with H. Lundbeck A/S, or Lundbeck, for a worldwide license under certain patent rights and certain know-how owned or otherwise controlled by Lundbeck within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or other diseases or disorders, including those directly or indirectly related to hemoglobinopathies, which we refer to as the field. The agreement grants us an exclusive license under the licensed technology, including the right to grant sublicenses with certain restrictions, to research, develop, make, have made, use, sell, have sold, offer to sell, import, export and commercialize any product comprising or containing certain PDE9 inhibitors, in the field. The agreement also grants us a non-exclusive license under the licensed technology to research and develop, and make, have made, use, import and export for purposes of enabling such research and development, enhancements, improvements, modifications or derivatives to licensed products, until but not beyond a specified pre-commercialization developmental stage with respect to each such enhancement, improvement, modification or derivative. Under the agreement, we have made cash payments totaling $1.8 million to date, consisting of an upfront payment and ongoing milestone payments, and also issued shares of our common stock as described in Note 13, Related Party Transactions, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We are obligated to make milestone payments to Lundbeck aggregating up to $23.5 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any licensed product, of which we have paid $1.8 million to date, and $11.8 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any IMARA product that is or comprises a PDE9 inhibitor but is not a licensed product, or a PDE9 product, if any, of which we have made no payments to date. We are obligated to pay tiered royalties of low-to-mid single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products, and tiered royalties of low single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of PDE9 products, if any.

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

The following table summarizes our research and development expenses for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
IMR-687	$4,837	$4,454
Personnel expenses (including stock-based compensation)	2,060	1,119
Other expenses	218	220
Total research and development expenses	$7,115	$5,793

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

General and Administrative. General and administrative expenses consist primarily of personnel-related expenses, including salaries, benefits, and stock-based compensation expenses for personnel in executive, finance, accounting, human resources, legal and other administrative functions. Other significant general and administrative expenses include the cost of director and officer insurance premiums, legal fees relating to patent, intellectual property and corporate matters, and fees paid for accounting, consulting and other professional services.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$7,115	$5,793
General and administrative	3,165	1,559
Total operating expenses	10,280	7,352
Loss from operations	(10,280)	(7,352)
Total other income, net	23	137
Net loss	$(10,257)	$(7,215)

Research and Development Expenses

Research and development expenses increased by approximately $1.3 million from $5.8 million for the three months ended March 31, 2020 to $7.1 million for the three months ended March 31, 2021. The increase in research and development expenses was primarily attributable to the following:

•

a $0.9 million increase in personnel-related costs, including a $0.2 million increase in stock-based compensation expense, primarily due to an increase in headcount to support the growth of our research and development efforts; and

•	a $0.4 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for IMR-687.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.6 million from $1.6 million for the three months ended March 31, 2020 to $3.2 million for the three months ended March 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•	a $0.7 million increase in personnel costs, including a $0.4 million increase in stock-based compensation expense, primarily due to an increase headcount;
•	a $0.6 million increase in cost associated with directors and officers insurance premiums;
•	a $0.2 million increase in other general and administrative operational costs, including facilities, rent and franchise tax; and
•	a $0.1 million increase in consulting and professional fees, including legal, business development, accounting and audit fees.

Total Other Income, Net

Total other income, net was approximately $0.1 million in each of the three months ended March 31, 2021 and 2020, consisting primarily of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized IMR-687, which is in clinical development, and we do not expect to generate revenue from sales of IMR-687 or any product candidates we may develop in the future for several years, if at all. Through March 31, 2021, we have funded our operations primarily through the issuance of common stock in our IPO and convertible preferred stock. In February 2020, we raised $17.1 million in gross proceeds from the sale of 1,562,994 shares of Series B Preferred Stock upon a waiver of specified milestone conditions from the holders of a majority of the shares then held by the holders of Series B Preferred Stock. In March 2020, we completed an IPO of our common stock and issued and sold 4,700,000 shares of common stock at a public offering price of $16.00 per share, resulting in gross proceeds of $75.2 million. In April 2020, the underwriters exercised their option in full to purchase 705,000 additional shares of common stock for aggregate gross proceeds of $11.3 million. Inclusive of the underwriters’ option to purchase additional shares, we received approximately $76.5 million in net proceeds from the IPO after deducting $10.0 million of underwriting discounts and commissions and offering expenses.

On April 1, 2021, we filed the Shelf with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.We also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.

As of March 31, 2021, we had $75.6 million in cash, cash equivalents and investments.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(13,020)	$(9,527)
Net cash provided by investing activities	18,303	4,757
Net cash provided by financing activities	460	86,556
Net increase in cash, cash equivalents, and restricted cash	$5,743	$81,786

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2021 was $13.0 million, primarily due to our net loss of $10.3 million and net cash outflow from the change in working capital of $3.8 million, partially offset by stock-based compensation expense of $0.9 million and amortization of $0.1 million on our short-term investments.

Net cash used in operating activities for the three months ended March 31, 2020 was $9.5 million, primarily due to our net loss of $7.2 million and net cash outflow from the change in working capital of $2.7 million, partially offset by stock-based compensation expense of $0.4 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2021 was $18.3 million due to proceeds from sales and maturities of short-term investments of $22.0 million, partially offset by purchases of marketable securities of $3.7 million.

Net cash provided by investing activities for the three months ended March 31, 2020 was $4.8 million due to proceeds from sales and maturities of short-term investments.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2021 was $0.5 million, primarily due to $0.5 million of net proceeds received from the exercise of stock options.

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
•

continue to advance clinical development of IMR-687, including our OLE clinical trial in patients with SCD and our ongoing Ardent and Forte Phase 2b clinical trials of IMR-687 in patients with SCD and β-thalassemia;

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
•

the time and cost necessary to complete our ongoing OLE and Ardent clinical trials of IMR-687 in patients with SCD, to initiate and complete one or more pivotal clinical trials of IMR-687 in SCD, and to pursue regulatory approvals for IMR-687 in SCD, and the costs of post-marketing studies that could be required by regulatory authorities;

•

the time and cost necessary to complete our Forte clinical trial of IMR-687 in patients with β-thalassemia, to initiate and complete one or more pivotal clinical trials of IMR-687 in β-thalassemia, and to pursue regulatory approvals for IMR-687 in β-thalassemia, and the costs of post-marketing studies that could be required by regulatory authorities;

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the unaudited condensed consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2021, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2021, with the exception of the modified retrospective adoption of ASC 842 Leases. For more information on the adoption of ASC 842 Leases, see Note 2, Summary of Significant Accounting Policies – Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of March 31, 2021, we had cash, cash equivalents and investments of $75.6 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Asia, who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2021, we implemented certain internal controls in connection with our adoption of ASC 842. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below together with all of the other information contained in this Quarterly Report on Form 10-Q, including our consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q and in our other filings with the Securities and Exchange Commission, before deciding to invest in our common stock. Such risks and uncertainties may be amplified by the COVID-19 pandemic and its potential impact on our business and the global economy. The risks described below are not the only risks facing our company. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us, could cause our business, prospects, operating results and financial condition to suffer materially. In such event, the trading price of our common stock could decline, and you might lose all or part of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception, and we expect to incur losses over the next several years.

Since inception, we have incurred significant operating losses. Our net loss was $41.4 million for the year ended December 31, 2020 and $10.3 million for the three months ended March 31, 2021. As of March 31, 2021, we had an accumulated deficit of $106.4 million. To date, we have financed our operations primarily through the sale of common stock in our initial public offering, or IPO, and the sale of convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of IMR-687. We expect to continue to incur significant expenses and operating losses over the next several years as we continue to develop our only product candidate, IMR-687. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	navigate the impacts of COVID-19 and our response to it;
•

continue to advance clinical development of IMR-687, including our ongoing open label extension, or OLE, clinical trial in patients with sickle cell disease, or SCD, and our ongoing Ardent Phase 2b clinical trial in patients with SCD and our Forte Phase 2b clinical trial in patients with β-thalassemia;

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

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of IMR-687 and any other product candidates we may identify and pursue, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

We expect to devote substantial financial resources to our ongoing and planned activities, including our OLE and Ardent Phase 2b clinical trials of IMR-687 in patients with SCD and our Forte Phase 2b clinical trial in patients with β-thalassemia. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials of and seek regulatory approval for IMR-687 and other product candidates we may identify. In addition, if we obtain regulatory approval for IMR-687 and any other product candidates we may identify and pursue, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, any product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations.

As of March 31, 2021, we had cash, cash equivalents and investments of $75.6 million. We believe that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into mid-2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the impact of the COVID-19 pandemic and our response to it;
•

the time and cost necessary to complete our ongoing OLE and Ardent Phase 2b clinical trials of IMR-687 in patients with SCD, to initiate and complete one or more pivotal clinical trials of IMR-687 in SCD, and to pursue regulatory approvals for IMR-687 in SCD, and the costs of post-marketing studies that could be required by regulatory authorities;

•

the time and cost necessary to complete our Forte Phase 2b clinical trial of IMR-687 in patients with β-thalassemia, to initiate and complete one or more pivotal clinical trials of IMR-687 in β-thalassemia, and to pursue regulatory approvals for IMR-687 in β-thalassemia, and the costs of post-marketing studies that could be required by regulatory authorities;

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

We commenced activities in 2016 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, and undertaking preclinical studies and clinical trials of IMR-687. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

For example, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our recently completed Phase 2a clinical trial of IMR-687 in SCD and site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Ardent and Forte Phase 2b clinical trials of IMR-687 in SCD and β-thalassemia. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration, or FDA, and other health authorities, which could result in delays of regulatory actions related to our programs, including with respect to IMR-687. Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. In addition, if any of our clinical trial patients contract COVID-19, they may have adverse health outcomes that could impact the results of our clinical trials.

Additionally, while the potential economic impact and the duration of the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

While we expect the impacts of COVID-19 will continue to have some adverse effect on our business, the extent to which COVID-19 impacts our clinical trials, research and development activities and operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information which may emerge concerning the severity of COVID-19, the actions to contain COVID-19 or treat its impact and changes in government spending or priorities, among others. The COVID-19 pandemic is a widespread health crisis that continues to adversely affect the global economy and financial markets of many countries, and any economic downturn could also affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of our sole product candidate, IMR-687. If we are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize IMR-687, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of IMR-687. Our future success is heavily dependent on our ability to successfully develop, obtain regulatory approval for and commercialize IMR-687. IMR-687 is currently our only product candidate and we are currently testing it as part of our OLE clinical trial in SCD and our Ardent and Forte Phase 2b clinical trials in SCD and β-thalassemia. We cannot be certain that IMR-687 will be successful in clinical trials or receive regulatory approval.

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

Because we are developing IMR-687 using surrogate endpoints, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

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

The outcome of preclinical testing and earlier-stage clinical trials may not be predictive of the success of later-stage clinical trials. IMR-687 and any other product candidates we may develop may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, in clinical trials, IMR-687 may not be effective at increasing red blood cell biomarkers that include HbF, F-cells, hemoglobin, and reducing reticulocytes, indirect bilirubin, and LDH. Furthermore, in clinical trials, IMR-687 may not impact adhesion/white blood cell markers such as P-selectin, E-selectin, or VCAM. Even if IMR-687 successfully increases or decreases, as applicable, these biomarkers in clinical trials, such increase or decrease may not result in overall clinical benefit. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Additionally, any positive results generated in our Phase 2a, OLE or Ardent Phase 2b clinical trial of IMR-687 in adults with SCD would not ensure that we will achieve similar results in larger, pivotal clinical trials or in clinical trials of IMR-687 in adolescent and pediatric populations with SCD. Several companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of any other product candidates then under development and/or cause the FDA or other regulatory authorities to require additional testing before approving any other product candidates.

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

In addition, the COVID-19 pandemic has impacted, and is likely to continue to directly or indirectly impact the pace of enrollment in our clinical trials as patients may avoid, may not be allowed to, or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency.

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

Clinical trials by their nature utilize a sample of the potential patient population. We have only evaluated IMR-687 in a limited number of subjects at a limited duration of exposure. Accordingly, any rare and severe side effects of IMR-687 may be uncovered only in later stages of our current and future clinical development. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. If IMR-687 and any other product candidates we may develop are associated with undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound.

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

If we do not successfully develop and eventually commercialize products, we will not obtain product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. We are currently conducting an OLE clinical trial and our Ardent Phase 2b clinical trial of IMR-687 in patients with SCD. In addition, a key element of our business plan is to expand the breadth of indications for IMR-687 for the treatment of β-thalassemia and HFpEF. We are currently conducting our Forte Phase 2b clinical trial of IMR-687 in patients with β-thalassemia and recently completed pre-clinical research in HFpEF. A failure to establish IMR-687 as a viable treatment for β-thalassemia and/or HFpEF could harm our business prospects. In addition, we may explore IMR-687 in other indications or acquire additional product candidates for development. However, there can be no assurance that we will be successful in our efforts to identify or acquire other potential product candidates. Even if we identify or acquire other product candidates, there can be no assurance that our development efforts will be successful.

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

In addition to our clinical sites in the United States, we are currently conducting clinical trials of IMR-687 at clinical sites outside of the United States. For example, our Ardent and Forte Phase 2b clinical trials of IMR-687 in SCD and β-thalassemia are currently being conducted or expected to be conducted at clinical sites in Europe, Asia and Africa. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical and Good Clinical Practice, or GCP, principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial conducted or from particular clinical trial sites located outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

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

If any product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments. Efforts to educate the medical community and third-party payors on the benefits of IMR-687 and any other product candidates we may develop may require significant resources and may not be successful. If IMR-687 and any other product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of IMR-687 and any other product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments, such as, in the case of IMR-687, Oxbryta, Adakveo, hydroxyurea, ZYNTEGLO, REBLOZYL and Endari;
•	the effectiveness of sales and marketing efforts;

•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the clinical indications for which the product is approved;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and to continue treatment over time and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
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

In the future, we expect that we would begin to build a sales and marketing infrastructure to market IMR-687 and any other product candidates we may develop, if and when approved by the applicable regulatory authority. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

In the area of SCD, we expect to face competition from voxelotor (marketed as Oxbryta by Global Blood Therapeutics, Inc., or GBT), crizanlizumab (marketed as Adakveo by Novartis AG, or Novartis), HU (marketed under trade names including DROXIA by Bristol-Myers Squibb Company, as well as in generic form) and L-glutamine (marketed as Endari), which are currently the only FDA-approved therapies for the treatment of SCD. In the area of ß-thalassemia, we expect to face competition from ZYNTEGLO (marketed by bluebird bio, Inc.), which is currently only approved in Europe for the treatment of ß-thalassemia and for which FDA approval is currently being sought, as well as REBLOZYL (marketed by Bristol-Myers Squibb Co. and Acceleron Pharma Inc.), which is approved in the United States for the treatment of anemia in adult patients with ß-thalassemia who require regular RBC transfusions. In addition, with respect to SCD, we are aware of several product candidates in clinical development, including several product candidates for which FDA approval is currently being sought, which could be competitive with product candidates that we may successfully develop and commercialize. Novo Nordisk A/S (in collaboration with EpiDestiny, Inc.), Aruvant Sciences, Inc., Sangamo Therapeutics Inc., or Sangamo (in collaboration with Sanofi), Fulcrum Therapeutics, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics, Inc., Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc., CRISPR Therapeutics AG, or CRISPR (in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex) and Syros Pharmaceuticals, Inc. (in collaboration with GBT), among potentially other companies, are developing therapeutic approaches for patients with SCD. Novo Nordisk A/S (in collaboration with EpiDestiny, Inc.), Sangamo (in collaboration with Sanofi), CRISPR (in collaboration with Vertex), Agios Pharmaceuticals, Inc. and Syros Pharmaceuticals, Inc. (in collaboration with GBT), among potentially other companies, are developing therapeutic approaches for patients with transfusion-dependent or non-transfusion-dependent b-thalassemia.

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

Our target patient populations are relatively small, and there are currently limited standard of care treatments directed at SCD and β-thalassemia. As a result, the pricing and reimbursement of IMR-687 and any other product candidates we may develop, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell IMR-687 and any other product candidates we may develop will be adversely affected.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Ardent and Forte Phase 2b clinical trials in SCD and in β-thalassemia. We do not plan to independently conduct clinical trials of any other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Currently, we have one issued U.S. patent directed to methods of treating SCD. In addition, we have pending Patent Cooperation Treaty and U.S. non-provisional applications directed to methods of treating β-thalassemia. In order to continue to pursue protection based on provisional patent applications, we will need to file Patent Cooperation Treaty applications, non-U.S. applications and/or U.S. non-provisional patent applications prior to applicable deadlines. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to IMR-687, the patents covering IMR-687 licensed from Lundbeck are expected to expire in 2036.

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

Although we have obtained Rare Pediatric Disease Designation, or RPDD, for IMR-687 for the treatment of SCD and β-thalassemia, we may not be eligible to receive a priority review voucher in the event that FDA approval does not occur prior to September 30, 2026.

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

As of March 31, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately XX% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings up to an aggregate of $200 million, at prices and terms to be determined at the time of sale.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we will be required to furnish a report by our management on our internal control over financial reporting beginning with our filing of a Annual Report on Form 10-K with the SEC for the year ended December 31, 2021. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

We received aggregate net proceeds from the IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have used approximately $2.1 million of the net proceeds from the IPO as of March 31, 2021, as we have continued to fund operations primarily from proceeds received through our preferred stock financings. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co. dated as of April 1, 2021 (incorporated by reference to Exhibit 1.2 to the Registrant’s universal shelf registration statement on Form S-3 filed with the SEC on April 1, 2021).

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

IMARA Inc.

Date: May 11, 2021	By:	/s/ Rahul D. Ballal
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: May 11, 2021	By:	/s/ Michael P. Gray
Michael P. Gray
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)