Form 10-Q
period 2021-06-30
IMARA Inc.
filed 2021-08-06
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, the registrant had 26,247,270 shares of common stock, $0.001 par value per share, outstanding.

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
•

the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, including our ongoing Ardent and Forte Phase 2b clinical trials of IMR-687 (tovinontrine) in sickle cell disease, or SCD, and ß-thalassemia, our open label extension clinical trial of IMR-687 in SCD and our potential clinical development of IMR-687 in heart failure with preserved ejection fraction;

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

•	Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Six Months Ended June 30, 2021 and 2020	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Six Months Ended June 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2021 and 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 6.	Exhibits	75
Signatures		76

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IMARA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(Unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$48,037	$47,698
Short-term investments	18,731	40,524
Prepaid expenses and other current assets	4,589	2,183
Total current assets	71,357	90,405
Property and equipment, net	299	349
Right of use assets - operating leases	637	—
Other assets	175	88
Total assets	$72,468	$90,842
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,626	$1,971
Accrued expenses and other current liabilities	4,093	4,276
Operating lease liability, current	254	—
Total current liabilities	6,973	6,247
Deferred rent	—	160
Operating lease liability, non-current	528	—
Total liabilities	7,501	6,407
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2021; no shares authorized, issued or outstanding as of December 31, 2020	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; 17,910,937 and 17,548,263 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	19	18
Additional paid-in capital	184,479	180,526
Accumulated other comprehensive income	—	4
Accumulated deficit	(119,531)	(96,113)
Total stockholders’ equity	64,967	84,435
Total liabilities and stockholders’ equity	$72,468	$90,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,074	$7,869	$17,189	$13,662
General and administrative	3,095	2,433	6,260	3,992
Total operating expenses	13,169	10,302	23,449	17,654
Loss from operations	(13,169)	(10,302)	(23,449)	(17,654)
Total other income, (net):
Interest income	48	110	131	242
Other expense	(40)	(12)	(100)	(7)
Total other income, (net)	8	98	31	235
Net loss	$(13,161)	$(10,204)	$(23,418)	$(17,419)
Accretion of Series B convertible preferred stock	—	—	—	(7,858)
Net loss attributable to common stockholders—basic and diluted	$(13,161)	$(10,204)	$(23,418)	$(25,277)
Weighted-average common shares outstanding—basic and diluted	17,715,474	17,194,795	17,647,476	10,344,077
Net loss per share attributable to common stockholders—basic and diluted	$(0.74)	$(0.59)	$(1.33)	$(2.44)
Comprehensive loss:
Net loss	$(13,161)	$(10,204)	$(23,418)	$(17,419)
Other comprehensive income:
Unrealized gain (loss) on investments (net)	(1)	64	(4)	16
Comprehensive loss	$(13,162)	$(10,140)	$(23,422)	$(17,403)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK						COMMON
	SERIES SEED $0.001 PAR VALUE		SERIES A $0.001 PAR VALUE		SERIES B $0.001 PAR VALUE		STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,872	$32	$(54,753)	$(48,848)
Issuance of Series B convertible preferred stock, net of issuance costs of $20 and beneficial conversion charge	—	—	—	—	9,845,348	9,271	—	—	7,858	—	—	7,858
Accretion of Series B converted preferred stock	—	—	—	—	—	7,858	—	—	(7,858)	—	—	(7,858)
Conversion of convertible preferred stock into common stock	(2,712,960)	(1,460)	(31,499,040)	(30,729)	(36,166,661)	(62,704)	11,172,955	11	94,882	—	—	94,893
Initial public offering, net of underwriting discounts, commissions and offering costs of $3,885	—	—	—	—	—	—	4,700,000	5	66,047	—	—	66,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	360	—	—	360
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,215)	(7,215)
Balance at March 31, 2020	—	$—	—	$—	—	$—	16,575,465	$17	$167,161	$(16)	$(61,968)	$105,194
Initial public offering, net of underwriting discounts, commissions and offering costs of $17	—	—	—	—	—	—	705,000	1	10,473	—	—	10,474
Exercise of stock options	—	—	—	—	—	—	44,271	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	—	—	550	—	—	550
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	—	—	—	—	(10,204)	(10,204)
Balance at June 30, 2020	—	$—	—	$—	—	$—	17,324,736	$18	$178,402	$48	$(72,172)	$106,296

	COMMON
	STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	17,548,263	$18	$180,526	$4	$(96,113)	$84,435
Stock-based compensation expense	—	—	947	—	—	947
Exercise of stock options	68,279	—	472	—	—	472
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,257)	(10,257)
Balance at March 31, 2021	17,616,542	$18	$181,945	$1	$(106,370)	$75,594
Stock-based compensation expense	—	—	917	—	—	917
Issuance of common stock under ATM offering, net of issuance costs of $357	231,291	1	1,344	—	—	1,345
Exercise of stock options and issuance of stock under the Employee Stock Purchase Plan	63,104	—	273	—	—	273
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(13,161)	(13,161)
Balance at June 30, 2021	17,910,937	$19	$184,479	$—	$(119,531)	$64,967

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(23,418)	$(17,419)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,864	910
Depreciation expense	50	49
Amortization and accretion on investments	86	(8)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,406)	(2,601)
Accounts payable	655	(112)
Accrued expenses and other current liabilities	(201)	469
Deferred rent	—	(11)
Other Assets	—	(60)
Operating lease assets and liabilities, net	(15)	—
Net cash used in operating activities	(23,385)	(18,783)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	29,237	14,200
Purchases of short-term investments	(7,534)	(41,829)
Purchases of property and equipment	(12)	(22)
Net cash provided by investing activities	21,691	(27,651)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	17,150
Proceeds from initial public offering, net of underwriting discounts and commissions	—	80,427
Proceeds from ATM offering, net of underwriting discounts and commissions	1,701	—
Payment of issuance costs	(296)	(1,646)
Proceeds from exercise of options	715	218
Net cash provided by financing activities	2,120	96,149
Net increase in cash, cash equivalents and restricted cash	$426	$49,715
Cash, cash equivalents and restricted cash, beginning of period	$47,786	$5,024
Cash, cash equivalents and restricted cash, end of period	$48,212	$54,739
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$94,893
Accretion of redeemable convertible preferred stock to redemption value	$—	$7,858
Reclassification of deferred offering costs from other assets to additional paid-in capital	$—	$2,144
Deferred offering costs included in accounts payable and accrued expenses	$—	$369
Offering costs included in accounts payable and accrued expenses	$61	$—
Property and equipment purchases included in accrued expenses	$—	$15
Unrealized gain (loss) on investments	$(4)	$16

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents	$48,037	$54,651
Restricted cash (included in other assets)	175	88
Total cash, cash equivalents and restricted cash	$48,212	$54,739

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s sole product candidate currently under development, IMR-687 (tovinontrine), as well as any other product candidates the Company may develop, will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

On April 1, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.  The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2021, the Company had issued and sold 231,291 shares of common stock under the sales agreement, resulting in net proceeds of $1.3 million after deducting commissions and offering expenses.

On July 16, 2021, the Company completed a public offering of shares of its common stock.  In connection with the offering, the Company issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

Liquidity

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO and subsequent common stock offerings. As of June 30, 2021, the Company had cash, cash equivalents, and investments of $66.8 million and an accumulated deficit of approximately $119.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes its cash, cash equivalents and investments as of June 30, 2021 along with the net proceeds from its July 2021 public offering of common stock will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K (the “Annual Report”), filed with the SEC on March 5, 2021. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements, with the exception of the modified retrospective adoption of ASC 842 Leases. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2021, the results of its operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited. All intercompany transactions and balances have been eliminated in consolidation. IMARA E.U. Limited was dissolved in July 2021, however the Company does not expect any material accounting implication related to this dissolution.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2021, with the exception of the modified retrospective adoption of ASC 842 Leases.

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

The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of June 30, 2021 did not include any material lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. There were no deferred offering costs as of June 30, 2021 and December 31, 2020.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss includes unrealized gains and losses (net) on available-for-sale debt securities for the three and six months ended June 30, 2021 and 2020.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$33,030	$33,030	$—	$—
Marketable securities:
Commercial paper	11,695	—	11,695	—
Corporate debt securities	7,036	—	7,036	—
Total financial assets	$51,761	$33,030	$18,731	$—

	December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$41,208	$41,208	$—	$—
Marketable securities:
Corporate debt securities	14,807	—	14,807	—
Commercial paper	25,717	—	25,717	—
Total financial assets	$81,732	$41,208	$40,524	$—

As of June 30, 2021 and December 31, 2020, the Company’s Level 1 financial assets consisted of cash equivalents held in money market funds, which are valued using quoted market prices in active markets without any valuation adjustment. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the three and six months ended June 30, 2021 and the year ended December 31, 2020, there were no transfers between fair value measurement levels.

The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Investments

As of June 30, 2021 and December 31, 2020, the Company had short-term investments consisting of corporate debt securities and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the condensed consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$11,695	$—	$—	$11,695
Corporate debt securities	7,036	1	(1)	$7,036
Total	$18,731	$1	$(1)	$18,731

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$25,716	$1	$—	$25,717
Corporate debt securities	14,804	3	—	14,807
Total	$40,520	$4	$—	$40,524

As of June 30, 2021, the Company held one available-for-sale security with an aggregate value of approximately $2.0 million in an immaterial unrealized loss position for less than twelve months. As of December 31, 2020, the Company had no available-for-sale securities in unrealized loss positions. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2021 and December 31, 2020.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrued research and development expenses	$2,592	$2,732
Accrued compensation and benefits	1,098	1,090
Accrued professional services	387	355
Accrued other	16	99
Total accrued expenses	$4,093	$4,276

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

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which were recorded as research and development expenses. No payments were made during the year ended December 31, 2020, or for the three and six months ended June 30, 2021. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance. The Company also allowed Lundbeck to participate in the fourth tranche of its Series A preferred stock financing in November 2018 at $1.00 per share.

The Lundbeck Agreement can be terminated by the Company at any time with 180 days’ written notice. The Company or Lundbeck may terminate the agreement by written notice within a specified period of time in the event of a material breach.

7. Commitments and Contingencies

Lease Agreements

In 2016, the Company entered into an agreement for office space located in Cambridge, Massachusetts, which was a month-to-month lease. The agreement for this space terminated on August 17, 2019.

In May 2019, the Company entered into a new operating lease agreement (the “May 2019 Lease Agreement”) for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term. The lease includes a rent escalation clause which results in cash rental payments of approximately $0.3 million annually. Rent expense is being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the May 2019 Lease Agreement. The Company provided a security deposit of approximately $0.1 million in May 2019, which is included as a component of other assets on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The Company occupied the space in August 2019 and commenced recognition of rent expense. The Company recorded rent expense of less than $0.1 million during the three months ended June 30, 2021, and approximately $0.1 million during the six months ended June 30, 2021.

In June 2021, the Company entered into an amendment to the May 2019 Lease Agreement (the “June 2021 Amended Lease Agreement”). Under the terms of the June 2021 Amended Lease Agreement, the Company will expand its current premises in Boston, Massachusetts by an additional 5,026 square feet, bringing the total office space to 9,236 square feet. The term of the June 2021 Amended Lease Agreement commences upon completion of the buildout of the additional space, which is expected to be on or about January 1, 2022 and expires on March 31, 2027. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the landlord at least 12 months and no more than 15 months in advance of the extension period. Upon commencement of the term of the June 2021 Amended Lease Agreement, the annual base rent obligation will be approximately $0.6 million, with a total cash obligation for base rent over the initial five-year term of the lease of approximately $3.8 million. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes. Upon execution of the June 2021 Amended Lease Agreement, the Company provided an additional security deposit in the amount of $0.1 million, with security deposits under the May 2019 Lease Agreement and June 2021 Amended Lease Agreement totaling $0.2 million.

The following table summarizes the future lease payments due under the May 2019 Lease Agreement only, as the term of the June 2021 Amended Lease Agreement has not yet commenced (in thousands):

June 30, 2021
2021	$138
2022	278
2023	284
2024	229
Total Lease Payments	$929
Less Imputed Interest	(148)
Present value of operating lease liabilities	$781

Operating cash flows used for operating leases	$135
Weighted-average remaining lease term (years)	3.33
Weighted-average discount rate	8%

Under the prior lease accounting guidance, minimum rental commitments under non-cancelable leases as of December 31, 2020 were as follows (in thousands):

Minimum Lease Payments
2021	273
2022	278
2023	284
2024	229
$1,064

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2021 and year ended December 31, 2020, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through June 30, 2021, no cash dividends have been declared or paid.

As of June 30, 2021, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of June 30, 2021 and December 31, 2020, the Company has reserved for future issuance the following shares of common stock:

	June 30, 2021	December 31, 2020
Shares reserved for future issuance under the 2020 Equity Incentive Plan	1,386,319	1,110,675
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	187,209	191,363
	1,573,528	1,302,038

10. Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, (the “2016 Plan”) provided for the grant of restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company.

As of the effective date of the 2020 Equity Incentive Plan (the “2020 Plan”) on March 11, 2020, and as of June 30, 2021, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective

2020 Equity Incentive Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020 the Company’s stockholders approved, the 2020 Plan, which became effective on March 11, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan is the sum of: (1) 1,220,283 shares of the Company’s common stock; plus (2) the number of shares (up to a maximum of 2,091,969 shares) equal to the sum of (x) 228,852 shares, which represents the Company’s common stock reserved for issuance under the 2016 Plan that remained available for grant under the 2016 Plan as of March 11, 2020 and (y) the number of shares of the Company’s common stock subject to outstanding awards granted under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares reserved will be annually increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. On January 1, 2021, 701,930 additional shares were reserved for issuance under the 2020 Plan pursuant to this provision. No more than 8,541,982 shares of common stock may be issued as incentive stock options under the 2020 Plan. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan

As of June 30, 2021, there were 1,386,319 shares available for future issuance under the 2020 Plan.

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,935,632	$9.85	8.14	$24,260
Granted	694,203	12.26
Exercised	(127,229)	4.35
Forfeited	(267,917)	14.25
Outstanding as of June 30, 2021	2,234,689	$10.39	8.35	$3,835
Options vested and exercisable as of June 30, 2021	715,363	$5.68	7.28	$2,306

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three and six months ended June 30, 2021 was $5.32 and $8.36, respectively. The weighted-average grant date fair value of the Company’s stock options granted during each of the three and six months ended June 30, 2020 was $10.36 and $10.16, respectively.

Performance-based awards

The Company granted stock options to purchase an aggregate of 220,928 shares of common stock to certain employees, officers and consultants and advisors of the Company on May 16, 2019, June 5, 2019 and June 21, 2019, which contained performance-based vesting criteria. Vesting of these options was contingent on the closing of the second tranche of Series B Preferred Stock financing. Stock-based compensation expense associated with performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. As a result of the performance condition being met on February 25, 2020, these options vested as to 25% of the shares underlying each option on February 25, 2021 and will vest as to the remainder of the shares in equal quarterly installments for three years thereafter. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million for these options during the three and six months ended June 30, 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	$334	$185	$712	$340
General and administrative	583	365	1,152	570
Total stock-based compensation expense	$917	$550	$1,864	$910

As of June 30, 2021 and December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $11.3 million and $9.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.99 and 3.22 years, respectively.

2020 Employee Stock Purchase Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “2020 ESPP”), which became effective on March 11, 2020. The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 193,216 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing until, and including, the fiscal year commencing on January 1, 2031, in an amount equal to the lowest of (i) 386,432 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors.  The Company’s board of directors decided not to increase the number of shares of the Company’s common stock reserved for issuance under the 2020 ESPP for the 2021 fiscal year.

During the six months ended June 30, 2021, less than $0.1 million was withheld from employees, on an after-tax basis, in order to purchase 4,154 shares of the Company’s common stock. The Company recorded stock-based compensation expense related to the 2020 ESPP of less than $0.1 million. As of June 30, 2021, 187,209 shares of the Company’s common stock remained available for issuance under the 2020 ESPP.

As of June 31, 2021, there was less than $0.1 million of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of 5.5 months.

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

The CARES Act provided for an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021.  The ERC was subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021.  Under CAA and ARPA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees after December 31, 2020 through December 31, 2021.  Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 so the maximum ERTC available is $7,000 per employee per calendar quarter. Based on the Company’s evaluation of this provision and pandemic-related impact on its operations in 2020 and 2021, it was determined that the Company qualified to claim ERC in the second, third and fourth calendar quarters of 2020, as well as in both the first and second calendar quarters of 2021. Upon filing for the refund in July 2021, the Company recognized an ERC of approximately $0.7 million as an offset to payroll tax expenses for the three and six months ended June 30, 2021 in its consolidated statements of operations. The Company will continue to assess its eligibility to claim ERC for the third and fourth quarters of 2021.

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

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Options to purchase common stock	2,234,689	1,946,720	2,234,689	1,946,720
Shares reserved for future issuance under the ESPP	187,209	—	187,209	—

13. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A preferred stock financing and both tranches of the Series B preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed Preferred Stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 7.1% and a 7.4% ownership interest on a fully diluted basis as of June 30, 2021 and December 31, 2020, respectively. Mette Kirstine Agger, who was a member of our board of directors until June 29, 2021, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 6). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 2.6% and a 2.7% ownership interest on a fully diluted basis as of June 30, 2021 and December 31, 2020, respectively. Lundbeck did not participate in the Series B Preferred Stock financing.

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

Business Overview

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing novel therapeutics to treat patients suffering from rare inherited genetic disorders of hemoglobin, known as hemoglobinopathies, and other serious diseases. Our pipeline is built on the differentiated therapeutic potential of our initial product candidate, IMR-687 (tovinontrine), which is an oral, once-a-day, potentially disease-modifying treatment for sickle cell disease, or SCD, and ß-thalassemia. IMR-687 is a highly selective, potent small molecule inhibitor of phosphodiesterase-9, or PDE9, that has a multimodal mechanism of action that acts primarily on red blood cells, and has the potential to act on white blood cells, adhesion mediators and other cell types that are implicated in these disorders.

We are currently conducting two randomized, double-blind, placebo-controlled Phase 2b clinical trials of IMR-687.  The Ardent trial is a Phase 2b clinical trial of IMR-687 in approximately 99 adult patients with SCD and the Forte trial is a Phase 2b clinical trial in approximately 60 transfusion dependent patients and 60 non-transfusion dependent patients with ß-thalassemia.  We have completed enrollment in the Ardent clinical trial as well as in the transfusion dependent cohort from the Forte clinical trial.  For the Ardent clinical trial, we expect to report interim data in the fourth quarter of 2021, data from the primary analysis in the first quarter of 2022 and data from the final analysis in the second half of 2022.  For the Forte clinical trial, we expect to report interim data for transfusion dependent cohort in the fourth quarter of 2021, data from an additional efficacy analysis of the entire transfusion dependent patient cohort in the first quarter of 2022 and data from the final analysis in the second half of 2022.

At the 2021 European Hematology Association, or EHA, Annual Congress in June 2021, we reported final data from all 93 patients in our completed Phase 2a clinical trial in SCD, including analyses that compared patients who received IMR-687 as part of the trial with those who received placebo. The data from the Phase 2a clinical trial demonstrated that IMR-687 was well tolerated as a monotherapy and in combination with HU at all dose levels. The pooled results further showed that when compared to placebo, patients on IMR-687 had:

•  a 40% lower mean annualized rate of vaso-occlusive crises, or VOCs, as part of the safety analysis;

• a 38% lower mean annualized rate of VOC-related hospitalizations;

• an increase in time to first VOC of 169 days for patients treated with IMR-687 versus 87 days for placebo groups; and

• improvements in the patient-reported VOC pain severity score.

Changes in SCD-related biomarkers were variable across the trial, including small but directional increases in fetal hemoglobin, or HbF.

At the 2021 EHA Annual Congress in June 2021, we also reported additional preliminary data from patients with evaluable data on the open label extension, or OLE, clinical trial in patients with SCD.  The OLE clinical trial allows patients from our completed Phase 2a clinical trial in SCD to continue into a long-term four-year trial to test safety and measure tolerability of IMR-687.

The data from the OLE clinical trial demonstrated that IMR-687 was well tolerated as a monotherapy and in combination with HU. The results further showed that the improvement in the rate of VOCs observed in the Phase 2a clinical trial were maintained through eight months of treatment on the OLE clinical trial (n=18). The data also demonstrated improvements in HbF and F-cells, with 36% (4/11) of patients having an absolute increase in HbF of greater than or equal to 3% after eight months of treatment on the OLE clinical trial (mean absolute increase of 1.7%) and 47% (7/15) having an absolute increase in F-cells of greater than or equal to 6% after eight months of treatment on the OLE clinical trial (mean absolute increase of 6.8%). Changes in other SCD-related biomarkers were variable across the trial.

Lastly, we recently completed preclinical research of IMR-687 in heart failure with preserved ejection fraction, or HFpEF, and are developing a protocol for a Phase 2 proof-of-concept study for IMR-687 in this indication and expect to interact with the United States Food and Drug Administration in late 2021.

We continue to evaluate the impact of the COVID-19 pandemic on each of our clinical trials, as discussed below, and therefore, our estimated timelines for our clinical trials could be delayed.

Financial Overview

Since our inception in 2016, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of IMR-687. To date, we have funded our operations primarily through the sale of common stock and the sale of convertible preferred stock.

In February 2020 we effected a 1-for-6.299 reverse stock split of our common stock. All historical share and per share information shown herein and in our unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

On April 1, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021. We also simultaneously entered into a sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co, LLC, or Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of June 30, 2021, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.3 million after deducting commissions and offering expenses.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred significant operating losses since inception. Our losses from operations were $13.1 million and $23.4 million for the three and six months ended June 30, 2021, respectively, and $10.3 million and $17.7 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of approximately $119.5 million. We expect to continue to incur significant operating losses for the foreseeable future, as we advance IMR-687 and any product candidates we may develop in the future from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We expect to incur significant expenses related to maintaining and expanding our intellectual property portfolio, hiring additional research and development and business personnel and operating as a public company. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of June 30, 2021 we had $66.8 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of June 30, 2021, as well as the $46.8 million in net proceeds from our public offering of shares of common stock in July 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our completed Phase 2a clinical trial of IMR-687 in SCD, delays to some patient visits in our OLE clinical trial in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Ardent and Forte clinical trials of IMR-687 in SCD and ß-thalassemia. In addition, many of our employees are currently working remotely.

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
IMR-687	$8,279	$6,038	$13,116	$10,527
Personnel expenses (including stock-based compensation)	1,560	1,674	3,620	2,793
Other expenses	235	157	453	342
Total research and development expenses	$10,074	$7,869	$17,189	$13,662

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Change
	2021	2020	$
	(in thousands)
Operating expenses:
Research and development	$10,074	$7,869	$2,205
General and administrative	3,095	2,433	662
Total operating expenses	13,169	10,302	2,867
Loss from operations	(13,169)	(10,302)	(2,867)
Total other income, net	8	98	(90)
Net loss	$(13,161)	$(10,204)	$(2,957)

Research and Development Expenses

Research and development expenses increased by approximately $2.2 million from $7.9 million for the three months ended June 30, 2020, to $10.1 million for the three months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•	a $2.2 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for IMR-687;
•	a $0.1 million increase in other research and development operational costs, including facilities, professional services, supplies, and travel; and
•	a $0.1 million decrease in personnel-related costs.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.7 million from $2.4 million for the three months ended June 30, 2020, to $3.1 million for the three months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•	a $0.3 million increase in personnel-related costs, including a $0.2 million increase in stock-based compensation expense, primarily due to an increase headcount;
•	a $0.2 million increase in cost associated with directors and officers insurance premiums; and
•	a $0.1 million increase in other general and administrative operational costs, including facilities and professional services.

Total Other Income, Net

Total other income, net was de minimis for the three months ended June 30, 2021 and $0.1 million for the three months ended June 30, 2020, in each case consisting primarily of interest earned on our cash, cash equivalents and investments.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,		Change
	2021	2020	$
	(in thousands)
Operating expenses:
Research and development	$17,189	$13,662	$3,527
General and administrative	6,260	3,992	2,268
Total operating expenses	23,449	17,654	5,795
Loss from operations	(23,449)	(17,654)	(5,795)
Total other income, net	31	235	(204)
Net loss	$(23,418)	$(17,419)	$(5,999)

Research and Development Expenses

Research and development expenses increased by approximately $3.5 million from $13.7 million for the six months ended June 30, 2020 to $17.2 million for the six months ended June 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•	a $2.6 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for IMR-687;
•

a $0.8 million increase in personnel-related costs, including a $0.4 million increase in stock-based compensation expense, primarily due to an increase in headcount to support the growth of our research and development efforts; and

•	a $0.1 million increase in other research and development operational costs, including facilities, professional services, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.3 million from $4.0 million for the six months ended June 30, 2020 to $6.3 million for the six months ended June 30, 2021. The increase in general and administrative expenses was primarily attributable the following:

•	a $1.0 million increase in personnel-related costs, including a $0.6 million increase in stock-based compensation expense, primarily due to an increase headcount;
•	a $0.8 increase in cost associated with directors and officers insurance premiums;
•	a $0.4 million increase in other general and administrative operational costs, including facilities, public relations, and corporate taxes; and
•	a $0.1 million increase in consulting and professional fees, including legal, business development, accounting and audit fees.

Total Other Income, Net

Total other income, net was de minimis for the six months ended June 30, 2021 and $0.2 million for the six months ended June 30, 2020, in each case consisting primarily of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized IMR-687, which is in clinical development, and we do not expect to generate revenue from sales of IMR-687 or any product candidates we may develop in the future for several years, if at all. Through June 30, 2021, we have funded our operations primarily through the issuance of common stock and convertible preferred stock.

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

On April 1, 2021, we filed the Shelf with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.We also simultaneously entered into the Sales Agreement with Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of June 30, 2021, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.3 million after deducting commissions and offering expenses.

As of June 30, 2021, we had $66.8 million in cash, cash equivalents and investments.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(23,385)	$(18,783)
Net cash provided by (used in) investing activities	21,691	(27,651)
Net cash provided by financing activities	2,120	96,149
Net increase in cash, cash equivalents, and restricted cash	$426	$49,715

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2021 was $23.4 million primarily due to our net loss of $23.4 million and net cash outflow from a change in working capital of $2.0 million, partially offset by stock-based compensation expense of $1.9 million and depreciation expense of $0.1 million.

Net cash used in operating activities for the six months ended June 30, 2020 was $18.8 million primarily due to our net loss of $17.4 million and net cash outflow from a change in working capital of $2.3 million, partially offset by stock-based compensation expense of $0.9 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 was $21.7 million due to proceeds from maturities of short-term investments of $29.2 million, partially offset by purchases of short-term investments of $7.5 million.

Net cash used in investing activities for the six months ended June 30, 2020 was $27.7 million due to purchases of marketable securities of $41.8 million, partially offset by proceeds from sales and maturities of short-term investments of $14.2 million and purchases of equipment.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $2.1 million, primarily due to $1.7 million of net proceeds received from the sale of common stock under our Sales Agreement with Cantor and $0.7 million of net proceeds received from the exercise of stock options, partially offset by payment of $0.3 million of issuance costs under the Sales Agreement.

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
•

continue to advance clinical development of IMR-687, including our ongoing Ardent and Forte Phase 2b clinical trials of IMR-687 in patients with SCD and β-thalassemia and our OLE clinical trial in patients with SCD;

•	expand our planned research and development efforts for IMR-687 and pursue clinical activities for IMR-687 in HFpEF;
•	continue to incur third-party manufacturing costs to support our clinical trials of IMR-687 and, if approved, commercialization;
•	seek regulatory and marketing approvals for IMR-687;
•	establish a sales, marketing and distribution infrastructure to commercialize IMR-687, if approved;
•	commence development activities for any additional product candidates we may identify;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control, manufacturing and other scientific personnel;
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company; and

•	make any milestone payments to Lundbeck under our exclusive license agreement with Lundbeck, upon the achievement of specified clinical or regulatory milestones.

Based on our current operating plan, we expect our existing cash, cash equivalents and investments, along with the net proceeds from our public offering of shares of common stock in July 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the impact of the COVID-19 pandemic and our response to it;
•

the time and cost necessary to complete our ongoing Ardent and OLE clinical trials of IMR-687 in patients with SCD, to initiate and complete one or more pivotal clinical trials of IMR-687 in SCD, and to pursue regulatory approvals for IMR-687 in SCD, and the costs of post-marketing studies that could be required by regulatory authorities;

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the unaudited condensed consolidated financial statements prospectively from the date of change in estimates. During the three and six months ended June 30, 2021, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2021, with the exception of the modified retrospective adoption of ASC 842 Leases. For more information on the adoption of ASC 842 Leases, see Note 2, Summary of Significant Accounting Policies – Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of June 30, 2021, we had cash, cash equivalents and investments of $66.8 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Asia, who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the six months ended June 30, 2021, we implemented certain internal controls in connection with our adoption of ASC 842. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $41.4 million for the year ended December 31, 2020 and $23.4 million for the six months ended June 30, 2021. As of June 30, 2021, we had an accumulated deficit of $119.5 million. To date, we have financed our operations primarily through the sale of common stock and the sale of convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of IMR-687. We expect to continue to incur significant expenses and operating losses over the next several years as we continue to develop our only product candidate, IMR-687 (tovinontrine). Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	navigate the impacts of COVID-19 and our response to it;
•

continue to advance clinical development of IMR-687, including our ongoing Ardent Phase 2b clinical trial in patients with sickle cell disease, or SCD, and our Forte Phase 2b clinical trial in patients with β-thalassemia, as well as our open label extension, or OLE, clinical trial in patients with SCD;

•	expand our planned research and development efforts for IMR-687 and pursue clinical activities for IMR-687 in heart failure with preserved ejection fraction, or HFpEF;
•	continue to incur third-party manufacturing costs to support our clinical trials of IMR-687 and, if approved, commercialization;
•	seek regulatory and marketing approvals for IMR-687;
•	establish a sales, marketing and distribution infrastructure to commercialize IMR-687, if approved;
•	commence development activities for any additional product candidates we may identify;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control, manufacturing and other scientific personnel;
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

We expect to devote substantial financial resources to our ongoing and planned activities, including our Ardent Phase 2b and OLE clinical trials of IMR-687 in patients with SCD and our Forte Phase 2b clinical trial in patients with β-thalassemia. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials of and seek regulatory approval for IMR-687 and other product candidates we may identify. In addition, if we obtain regulatory approval for IMR-687 and any other product candidates we may identify and pursue, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

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

As of June 30, 2021, we had cash, cash equivalents and investments of $66.8 million. We believe that our cash, cash equivalents and investments as of June 30, 2021, as well as the estimated $46.8 million in net proceeds from our public offering of shares of common stock in July 2021, will enable us to fund our operating expenses and capital expenditure requirements through the end of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the impact of the COVID-19 pandemic and our response to it;
•

the time and cost necessary to complete our ongoing Ardent Phase 2b and OLE clinical trials of IMR-687 in patients with SCD, to initiate and complete one or more pivotal clinical trials of IMR-687 in SCD, and to pursue regulatory approvals for IMR-687 in SCD, and the costs of post-marketing studies that could be required by regulatory authorities;

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past, including as a result of our public offering of shares of common stock in July 2021, and may experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

The spread of COVID-19 has affected our operations to date, including by causing delays in the conduct of our clinical trials. While we have not experienced any significant disruptions with the third parties on which we rely, the spread of COVID-19, or another infectious disease, could also negatively affect the operations of our third-party manufacturers, which could result in disruptions in the supply of IMR-687. In addition, many of our employees are currently working remotely. The COVID-19 pandemic continues to rapidly evolve and could more significantly impact our operations in the future.

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

For example, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our completed Phase 2a clinical trial of IMR-687 in SCD, delays to some patient visits in our OLE clinical trial in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Ardent and Forte Phase 2b clinical trials of IMR-687 in SCD and β-thalassemia. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration, or FDA, and other health authorities, which could result in delays of regulatory actions related to our programs, including with respect to IMR-687. Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. In addition, if any of our clinical trial patients contract COVID-19, they may have adverse health outcomes that could impact the results of our clinical trials.

Additionally, while the potential economic impact and the duration of the COVID-19 pandemic is difficult to assess or predict, any impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

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

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of IMR-687. Our future success is heavily dependent on our ability to successfully develop, obtain regulatory approval for and commercialize IMR-687. IMR-687 is currently our only product candidate and we are currently testing it as part of our Ardent and Forte Phase 2b clinical trials in SCD and β-thalassemia and our OLE clinical trial in SCD. We cannot be certain that IMR-687 will be successful in clinical trials or receive regulatory approval.

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

If we do not successfully develop and eventually commercialize products, we will not obtain product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. We are currently conducting our Ardent Phase 2b clinical trial of IMR-687 in patients with SCD, our Forte Phase 2b clinical trial of IMR-687 in patients with β-thalassemia and our OLE clinical trial of IMR-687 in patients with SCD.  In addition, we recently completed pre-clinical research in HFpEF. A failure to establish IMR-687 as a viable treatment for SCD, β-thalassemia and/or HFpEF could harm our business prospects. In addition, we may explore IMR-687 in other indications or acquire additional product candidates for development. However, there can be no assurance that we will be successful in our efforts to identify or acquire other potential product candidates. Even if we identify or acquire other product candidates, there can be no assurance that our development efforts will be successful.

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

If the market opportunities for IMR-687 and any other product candidates we may develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer. Moreover, because the target patient populations we are seeking to treat in SCD and β-thalassemia are relatively small, and the addressable patient population even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

We primarily focus our research and product development on treatments for rare inherited genetic disorders of hemoglobin. The prevalence of SCD is approximately 100,000 individuals in the United States and 134,000 individuals in the European Union. Similarly, the prevalence of β-thalassemia globally is estimated to be 288,000 individuals and the aggregate prevalence of                  β-thalassemia in the European Union and United States is estimated to be 19,000 individuals. Given the small number of patients who have SCD and β-thalassemia, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with IMR-687 and any other product candidates we may develop, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for IMR-687 and any other product candidates we may develop may be limited or may not be amenable to treatment with IMR-687 and any other product candidates we may develop, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for IMR-687 and any other product candidates we may develop for SCD and β-thalassemia, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

The target patient populations for SCD and β-thalassemia are relatively small, and there are currently limited standard of care treatments directed at SCD and β-thalassemia. As a result, the pricing and reimbursement of IMR-687 and any other product candidates we may develop, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell IMR-687 and any other product candidates we may develop will be adversely affected.

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

As of August 2, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 72.0% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Sales of a substantial number of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock, impair our ability to raise capital through the sale of additional equity securities, and make it more difficult for our stockholders to sell their common stock at a time and price that they deem appropriate. Persons who were our stockholders prior to our initial public offering continue to hold a substantial number of shares of our common stock. If such persons sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline.

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings up to an aggregate of $200 million, at prices and terms to be determined at the time of sale.  In July 2021, we issued and sold 8,333,333 shares of common stock with aggregate gross proceeds of approximately $50 million under this universal shelf registration statement.

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

As part of Congress’ response to the COVID-19 pandemic, the Families First Coronavirus Response Act, or FFCR Act, was enacted on March 18, 2020, the CARES Act was enacted on March 27, 2020 and COVID-19 relief provisions were also included in the Consolidated Appropriations Act 2021, or CAA, which was enacted on December 27, 2020.  The FFCR Act, the CARES Act, and the CAA contain numerous tax provisions.  In particular, the CARES Act retroactively and temporarily (for taxable years beginning before January 1, 2021) suspends application of the 80%-of-income limitation on the use of NOLs, which was enacted as part of the TCJA. It also provides that NOLs arising in any taxable year beginning after December 31, 2017, and before January 1, 2021 are generally eligible to be carried back up to five years. The CARES Act also temporarily (for taxable years beginning in 2019 or 2020) relaxes the limitation of the tax deductibility for net interest expense by increasing the limitation from 30% to 50% of adjusted taxable income.

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

We received aggregate net proceeds from the IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have used approximately $13.8 million of the net proceeds from the IPO as of June 30, 2021. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

Item 6. Exhibits.

Exhibit Number	Description

10.1

Sales Agreement by and between the Registrant and Cantor Fitzgerald & Co. dated as of April 1, 2021 (incorporated by reference to Exhibit 1.2 to the Registrant’s universal shelf registration statement on Form S-3 filed with the SEC on April 1, 2021).

10.2

First Amendment to Office Lease Agreement, dated June 8, 2021, by and between the Company and Columbia REIT – 116 Huntington, LLC (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021).

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

IMARA Inc.

Date: August 6, 2021	By:	/s/ Rahul D. Ballal, Ph.D.
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: August 6, 2021	By:	/s/ Michael P. Gray
Michael P. Gray
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)