Form 10-Q
period 2021-09-30
IMARA Inc.
filed 2021-11-09
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 26,275,722 shares of common stock, $0.001 par value per share, outstanding.

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
•

the initiation, timing, progress and results of our current and future preclinical studies and clinical trials, including our ongoing Ardent and Forte Phase 2b clinical trials of tovinontrine (IMR-687) in sickle cell disease, or SCD, and ß-thalassemia, our open label extension clinical trial of tovinontrine in SCD and our planned clinical development of tovinontrine in heart failure with preserved ejection fraction;

•	our planned research and development activities for any additional product candidates we may develop, including IMR-261;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and need for additional financing;
•	our plans to develop and, if approved, subsequently commercialize tovinontrine and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for tovinontrine and any other product candidates we may develop;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and investments;
•	the potential advantages or differentiating features of tovinontrine and any other product candidates we may develop;
•	the rate and degree of market acceptance and clinical utility of tovinontrine and any other product candidates we may develop;
•	our estimates regarding the potential market opportunity for tovinontrine and any other product candidates we may develop;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for tovinontrine and any other product candidates we may develop;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	the impact of government laws and regulations;
•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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
•

We are heavily dependent on the success of tovinontrine, our only product candidate currently in clinical development. If we are unable to successfully complete clinical development, obtain regulatory approval for, and commercialize tovinontrine, or experience delays in doing so, our business will be materially harmed.

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

•

Because we are developing tovinontrine using surrogate endpoints, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

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

•	Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to control all matters submitted to stockholders for approval.

Table of Contents

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three and Nine Months Ended September 30, 2021 and 2020	2
	Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2021 and 2020	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020	5
	Notes to Unaudited Condensed Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	30
PART II.	OTHER INFORMATION	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	74
Item 5.	Other Items	74
Item 6.	Exhibits	76
Signatures		77

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IMARA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(Unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$75,295	$47,698
Short-term investments	27,544	40,524
Prepaid expenses and other current assets	3,158	2,183
Total current assets	105,997	90,405
Property and equipment, net	275	349
Right of use assets - operating leases	580	—
Other assets	175	88
Total assets	$107,027	$90,842
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,476	$1,971
Accrued expenses and other current liabilities	4,462	4,276
Operating lease liability, current	250	—
Total current liabilities	7,188	6,247
Deferred rent	—	160
Operating lease liability, non-current	466	—
Total liabilities	7,654	6,407
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2021; no shares authorized, issued or outstanding as of December 31, 2020	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; 26,275,722 and 17,548,263 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	27	18
Additional paid-in capital	232,526	180,526
Accumulated other comprehensive income	(2)	4
Accumulated deficit	(133,178)	(96,113)
Total stockholders’ equity	99,373	84,435
Total liabilities and stockholders’ equity	$107,027	$90,842

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$10,397	$9,533	$27,586	$23,195
General and administrative	3,262	2,961	9,522	6,953
Total operating expenses	13,659	12,494	37,108	30,148
Loss from operations	(13,659)	(12,494)	(37,108)	(30,148)
Total other income, (net):
Interest income	30	126	161	368
Other expense	(18)	(55)	(118)	(62)
Total other income, (net)	12	71	43	306
Net loss	$(13,647)	$(12,423)	$(37,065)	$(29,842)
Accretion of Series B convertible preferred stock	—	—	—	(7,858)
Net loss attributable to common stockholders—basic and diluted	$(13,647)	$(12,423)	$(37,065)	$(37,700)
Weighted-average common shares outstanding—basic and diluted	24,898,346	17,349,813	20,099,976	12,696,368
Net loss per share attributable to common stockholders—basic and diluted	$(0.55)	$(0.72)	$(1.84)	$(2.97)
Comprehensive loss:
Net loss	$(13,647)	$(12,423)	$(37,065)	$(29,842)
Other comprehensive income:
Unrealized loss on investments	(2)	(24)	(6)	(8)
Comprehensive loss	$(13,649)	$(12,447)	$(37,071)	$(29,850)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share and per share data)
(Unaudited)

	CONVERTIBLE PREFERRED STOCK						COMMON
	SERIES SEED $0.001 PAR VALUE		SERIES A $0.001 PAR VALUE		SERIES B $0.001 PAR VALUE		STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,872	$32	$(54,753)	$(48,848)
Issuance of Series B convertible preferred stock, net of issuance costs of $20 and beneficial conversion charge	—	—	—	—	9,845,348	9,271	—	—	7,858	—	—	7,858
Accretion of Series B converted preferred stock	—	—	—	—	—	7,858	—	—	(7,858)	—	—	(7,858)
Conversion of convertible preferred stock into common stock	(2,712,960)	(1,460)	(31,499,040)	(30,729)	(36,166,661)	(62,704)	11,172,955	11	94,882	—	—	94,893
Initial public offering, net of underwriting discounts, commissions and offering costs of $3,885	—	—	—	—	—	—	4,700,000	5	66,047	—	—	66,052
Stock-based compensation expense	—	—	—	—	—	—	—	—	360	—	—	360
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(48)	—	(48)
Net loss	—	—	—	—	—	—	—	—	—	—	(7,215)	(7,215)
Balance at March 31, 2020	—	$—	—	$—	—	$—	16,575,465	$17	$167,161	$(16)	$(61,968)	$105,194
Initial public offering, net of underwriting discounts, commissions and offering costs of $17	—	—	—	—	—	—	705,000	1	10,473	—	—	10,474
Exercise of stock options	—	—	—	—	—	—	44,271	—	218	—	—	218
Stock-based compensation expense	—	—	—	—	—	—	—	—	550	—	—	550
Unrealized gain on investments	—	—	—	—	—	—	—	—	—	64	—	64
Net loss	—	—	—	—	—	—	—	—	—	—	(10,204)	(10,204)
Balance at June 30, 2020	—	$—	—	$—	—	$—	17,324,736	$18	$178,402	$48	$(72,172)	$106,296
Exercise of stock options	—	—	—	—	—	—	52,331	—	207	—	—	207
Stock-based compensation expense	—	—	—	—	—	—	—	—	642	—	—	642
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(24)	—	(24)
Net loss	—	—	—	—	—	—	—	—	—	—	(12,423)	(12,423)
Balance at September 30, 2020	—	$—	—	$—	—	$—	17,377,067	$18	$179,251	$24	$(84,595)	$94,698

	COMMON
	STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	17,548,263	$18	$180,526	$4	$(96,113)	$84,435
Stock-based compensation expense	—	—	947	—	—	947
Exercise of stock options	68,279	—	472	—	—	472
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,257)	(10,257)
Balance at March 31, 2021	17,616,542	$18	$181,945	$1	$(106,370)	$75,594
Stock-based compensation expense	—	—	917	—	—	917
Issuance of common stock under ATM offering, net of issuance costs of $357	231,291	1	1,344	—	—	1,345
Exercise of stock options and issuance of stock under the Employee Stock Purchase Plan	63,104	—	273	—	—	273
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(13,161)	(13,161)
Balance at June 30, 2021	17,910,937	$19	$184,479	$—	$(119,531)	$64,967
Stock-based compensation expense	—	—	1,003	—	—	1,003
Issuance of common stock under ATM and July 2021 offering, net of issuance costs of $210	8,333,333	8	46,899	—	—	46,907
Exercise of stock options	31,452	—	145	—	—	145
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(13,647)	(13,647)
Balance at September 30, 2021	26,275,722	$27	$232,526	$(2)	$(133,178)	$99,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(37,065)	$(29,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,867	1,552
Depreciation expense	74	74
Amortization and accretion on investments	103	(57)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(975)	(1,905)
Accounts payable	505	228
Accrued expenses and other current liabilities	229	898
Deferred rent	—	(17)
Other Assets	—	(60)
Operating lease assets and liabilities, net	(24)	—
Net cash used in operating activities	(34,286)	(29,129)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	42,637	17,900
Purchases of short-term investments	(29,766)	(55,811)
Purchases of property and equipment	(12)	(22)
Net cash provided by investing activities	12,859	(37,933)
Cash flows from financing activities:
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	17,150
Proceeds from initial public offering, net of underwriting discounts and commissions	—	80,427
Proceeds from July 2021 offering, net of underwriting discounts and commissions	47,000	—
Proceeds from ATM offering, net of underwriting discounts and commissions	1,818	—
Payment of issuance costs	(567)	(1,718)
Proceeds from exercise of options	860	425
Net cash provided by financing activities	49,111	96,284
Net increase in cash, cash equivalents and restricted cash	$27,684	$29,222
Cash, cash equivalents and restricted cash, beginning of period	$47,786	$5,024
Cash, cash equivalents and restricted cash, end of period	$75,470	$34,246
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$94,893
Accretion of redeemable convertible preferred stock to redemption value	$—	$7,858
Reclassification of deferred offering costs from other assets to additional paid-in capital	$—	$2,144
Deferred offering costs included in accounts payable and accrued expenses	$—	$369
Property and equipment purchases included in accrued expenses	$—	$14
Unrealized loss on investments	$(6)	$(8)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents	$75,295	$34,158
Restricted cash (included in other assets)	175	88
Total cash, cash equivalents and restricted cash	$75,470	$34,246

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

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. The Company’s lead product candidate currently under development, tovinontrine (IMR-687), as well as any other product candidates the Company may develop, will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

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

On April 1, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.  The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2021, the Company had issued and sold 231,291 shares of common stock under the sales agreement, resulting in net proceeds of $1.5 million after deducting commissions and offering expenses.

On July 16, 2021, the Company completed a public offering of shares of its common stock.  In connection with the offering, the Company issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO and subsequent common stock offerings. As of September 30, 2021, the

Company had cash, cash equivalents and investments of $102.8 million and an accumulated deficit of approximately $133.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

The Company believes its cash, cash equivalents and investments as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. The Company will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2020 and notes thereto, included in the Company’s Annual Report on Form 10-K (the “Annual Report”), filed with the SEC on March 5, 2021. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements, with the exception of the modified retrospective adoption of ASC 842 Leases. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2021, the results of its operations for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021, or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited. All intercompany transactions and balances have been eliminated in consolidation. IMARA E.U. Limited was dissolved in July 2021 and the dissolution of the subsidiary did not have any material accounting implications on the Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2021, with the exception of the modified retrospective adoption of ASC 842 Leases.

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

The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of September 30, 2021 did not include any material lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.

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

Deferred Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the unaudited condensed consolidated statement of operations and comprehensive loss. There were no deferred offering costs as of September 30, 2021 and December 31, 2020.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss includes unrealized losses on available-for-sale debt securities for the three and nine months ended September 30, 2021 and 2020.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. For additional information on the adoption of the new leasing standards, please read the Company’s policy above entitled Leases, and Note 7, Commitments and Contingencies, to these condensed consolidated financial statements.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$64,223	$64,223	$—	$—
Marketable securities:
Corporate debt securities	4,501	—	4,501	—
Commercial paper	23,043	—	23,043	—
Total financial assets	$91,767	$64,223	$27,544	$—

	December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$41,208	$41,208	$—	$—
Marketable securities:
Corporate debt securities	14,807	—	14,807	—
Commercial paper	25,717	—	25,717	—
Total financial assets	$81,732	$41,208	$40,524	$—

As of September 30, 2021 and December 31, 2020, the Company’s Level 1 financial assets consisted of cash equivalents held in money market funds, which are valued using quoted market prices in active markets without any valuation adjustment. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the three and nine months ended September 30, 2021 and the year ended December 31, 2020, there were no transfers between fair value measurement levels.

The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Investments

As of September 30, 2021 and December 31, 2020, the Company had short-term investments consisting of corporate debt securities and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the condensed consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$23,043	$—	$—	$23,043
Corporate debt securities	4,503	—	(2)	$4,501
Total	$27,546	$—	$(2)	$27,544

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$25,716	$1	$—	$25,717
Corporate debt securities	14,804	3	—	14,807
Total	$40,520	$4	$—	$40,524

As of September 30, 2021, the Company held two available-for-sale securities with an aggregate value of approximately $4.5 million in an unrealized loss position for less than twelve months. As of December 31, 2020, the Company had no available-for-sale securities in unrealized loss positions. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2021 and December 31, 2020.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrued research and development expenses	$2,599	$2,732
Accrued compensation and benefits	1,564	1,090
Accrued professional services	272	355
Accrued other	27	99
Total accrued expenses	$4,462	$4,276

6. License Agreements

Agreement with Lundbeck

In April 2016, the Company entered into a license agreement with Lundbeck A/S (“Lundbeck” and the “Lundbeck Agreement”) pursuant to which Lundbeck granted the Company the following licenses within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or other diseases or disorders, including those directly or indirectly related to hemoglobinopathies: (1) an exclusive, royalty-bearing license to certain patent rights and certain know-how owned or otherwise controlled by Lundbeck (“Licensed Technology”) to research, develop, make, use, sell, and commercialize products (“Licensed Products”) from PDE9 inhibitors, which included tovinontrine (“Licensed Compounds”); (2) a non-exclusive license to the Licensed Technology to make, research, develop, and use such Licensed Technology to enable research and development, with certain restrictions; and (3) a sublicensing right that allows the Company to grant sublicenses to third parties to use the Licensed Technology subject to the certain terms detailed in the Lundbeck Agreement. Under the Lundbeck Agreement, the Company is subject to certain achievement dates for development milestones as defined in the agreement. The regulatory milestones due under the Lundbeck Agreement depend on the products being developed. Development milestones due under the Lundbeck Agreement with respect to the Licensed Compounds total up to $23.5 million, and, for any products that contain PDE9 inhibitors other than Licensed Compounds, total up to $11.8 million. The Company also agreed to pay tiered royalties based on net sales of all products licensed under the agreement in the low single-digit percentages.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which were recorded as research and development expenses. No payments were made during the year ended December 31, 2020, or for the three and nine months ended September 30, 2021. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance. The Company also allowed Lundbeck to participate in the fourth tranche of its Series A preferred stock financing in November 2018 at $1.00 per share.

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

In May 2019, the Company entered into a new operating lease agreement (the “May 2019 Lease Agreement”) for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term. The lease includes a rent escalation clause which results in cash rental payments of approximately $0.3 million annually. Rent expense is being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the May 2019 Lease Agreement. The Company provided a security deposit of approximately $0.1 million in May 2019, which is included as a component of other assets on the Company’s unaudited condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020. The Company occupied the space in August 2019 and commenced recognition of rent expense. The Company recorded rent expense of less than $0.1 million during the three months ended September 30, 2021, and approximately $0.2 million during the nine months ended September 30, 2021.

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

The following table summarizes the future lease payments due under the May 2019 Lease Agreement only, as the term of the June 2021 Amended Lease Agreement has not yet commenced (in thousands):

September 30, 2021
2021	$69
2022	278
2023	284
2024	229
Total Lease Payments	$860
Less Imputed Interest	(144)
Present value of operating lease liabilities	$716

Operating cash flows used for operating leases	$203
Weighted-average remaining lease term (years)	3.08
Weighted-average discount rate	8%

Under the prior lease accounting guidance, minimum rental commitments under non-cancelable leases as of December 31, 2020 were as follows (in thousands):

Minimum Lease Payments
2021	273
2022	278
2023	284
2024	229
$1,064

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2021 and year ended December 31, 2020, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through September 30, 2021, no cash dividends have been declared or paid.

As of September 30, 2021, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of September 30, 2021 and December 31, 2020, the Company has reserved for future issuance the following shares of common stock:

	September 30, 2021	December 31, 2020
Shares reserved for future issuance under the 2020 Equity Incentive Plan	1,276,472	1,110,675
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	187,209	191,363
	1,463,681	1,302,038

10. Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, (the “2016 Plan”) provided for the grant of restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company.

As of the effective date of the 2020 Equity Incentive Plan (the “2020 Plan”) on March 11, 2020, and as of September 30, 2021, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

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

As of September 30, 2021, there were 1,276,472 shares available for future issuance under the 2020 Plan.

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

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,935,632	$9.85	8.14	$24,260
Granted	862,953	10.87
Exercised	(158,681)	4.34
Forfeited	(326,820)	14.75
Outstanding as of September 30, 2021	2,313,084	$9.92	8.39	$254
Options vested and exercisable as of September 30, 2021	764,726	$6.10	7.44	$206

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three and nine months ended September 30, 2021 was $3.66 and $7.44, respectively. The weighted-average grant date fair value of the Company’s stock options granted during each of the three and nine months ended September 30, 2020 was $12.99 and $11.30, respectively.

Performance-based awards

The Company granted stock options to purchase an aggregate of 220,928 shares of common stock to certain employees, officers and consultants and advisors of the Company on May 16, 2019, June 5, 2019 and September 21, 2019, which contained performance-based vesting criteria. Vesting of these options was contingent on the closing of the second tranche of Series B Preferred Stock financing. Stock-based compensation expense associated with performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. As a result of the performance condition being met on February 25, 2020, these options vested as to 25% of the shares underlying each option on February 25, 2021 and will vest as to the remainder of the shares in equal quarterly installments for three years thereafter. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million for these options during the three and nine months ended September 30, 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	$322	$161	$1,034	$501
General and administrative	681	481	1,833	1,051
Total stock-based compensation expense	$1,003	$642	$2,867	$1,552

As of September 30, 2021 and December 31, 2020, total unrecognized compensation cost related to the unvested stock-based awards was $10.3 million and $9.5 million, respectively, which is expected to be recognized over a weighted-average period of 2.79 and 3.22 years, respectively.

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

During the nine months ended September 30, 2021, $0.1 million was withheld from employees, on an after-tax basis, in order to purchase 4,154 shares of the Company’s common stock. No shares were purchased during the three months ended September 30, 2021. The Company recorded stock-based compensation expense related to the 2020 ESPP of less than $0.1 million. As of September 30, 2021, 187,209 shares of the Company’s common stock remained available for issuance under the 2020 ESPP.

As of September 30, 2021, there was less than $0.1 million of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of 2.5 months.

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

The CARES Act provided for an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers could qualify for up to $5,000 of credit for each employee based on certain wages paid after March 12, 2020 and before January 1, 2021.  The ERC was subsequently amended by the Consolidated Appropriation Act (“CAA”) of 2021 and the American Rescue Plan Act (“ARPA”) of 2021.  Under CAA and ARPA amendments, employers can claim a refundable tax credit against the employer share of social security tax equal to 70% of the qualified wages (including certain health care expenses) paid to employees after December 31, 2020 through December 31, 2021. Qualified wages are limited to $10,000 per employee per calendar quarter in 2021 so the maximum ERTC available is $7,000 per employee per calendar quarter. Based on the Company’s evaluation of this provision and pandemic-related impact on its operations in 2020 and 2021, it was determined that the Company qualified to claim ERC in the second, third and fourth calendar quarters of 2020, as well as in both the first, second, and third calendar quarters of 2021. The Company recognized an ERC of approximately $0.3 million and $1.0 million as an offset to payroll tax expenses for the three and nine months ended September 30, 2021, respectively, in its consolidated statements of operations. The Company will continue to assess its eligibility to claim ERC for the fourth quarter of 2021.

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

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Options to purchase common stock	2,313,084	1,938,005	2,313,084	1,938,005
Shares reserved for future issuance under the ESPP	187,209	—	187,209	—

13. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A preferred stock financing and both tranches of the Series B preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed Preferred Stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 5.0% and a 7.4% ownership interest on a fully diluted basis as of September 30, 2021 and December 31, 2020, respectively. Mette Kirstine Agger, who was a member of our board of directors until June 29, 2021, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 6). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 1.8% and a 2.7% ownership interest on a fully diluted basis as of September 30, 2021 and December 31, 2020, respectively. Lundbeck did not participate in the Series B Preferred Stock financing.

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

Business Overview

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing novel therapeutics to treat patients suffering from rare inherited genetic disorders of hemoglobin, known as hemoglobinopathies, and other serious diseases.  Our lead product candidate, tovinontrine (IMR-687), is an oral, potentially disease-modifying treatment that is currently in clinical development for that treatment of patients with sickle cell disease, or SCD, and ß-thalassemia.  A summary of our pipeline of product candidates is set forth below:

Tovinontrine (IMR-687)

Tovinontrine is a highly selective, potent small molecule inhibitor of phosphodiesterase-9, or PDE9.

Sickle Cell Disease

We are currently conducting the Ardent clinical trial of tovinontrine, a randomized, double-blind, placebo-controlled Phase 2b clinical trial in adult patients with SCD.  We have completed enrollment in the Ardent clinical trial and expect to report interim data in the fourth quarter of 2021, data from the primary analysis in the first quarter of 2022 and data from the final analysis in the second half of 2022.

We are also conducting an open label extension, or OLE, clinical trial of tovinontrine in patients with SCD.  The OLE clinical trial allows patients from our completed Phase 2a clinical trial of tovinontrine in SCD to continue into a long-term four-year trial to test safety and measure tolerability of tovinontrine.  We expect to present 12-month data from the OLE clinical trial at the American Society of Hematology, or ASH, Annual Meeting in December 2021.

At the 2021 European Hematology Association, or EHA, Annual Congress in June 2021, we presented final data from our completed Phase 2a clinical trial in SCD as well as incremental data from the OLE clinical trial in SCD.  The data from these trials showed a well-tolerated safety profile for tovinontrine and potential benefits from tovinontrine with respect to vaso-occlusive crises, or VOCs.  Changes in SCD-related biomarkers were variable and included directional increases in fetal hemoglobin, or HbF.

ß-thalassemia

We are currently conducting the Forte clinical trial of tovinontrine, a randomized, double-blind, placebo-controlled Phase 2b clinical trial in transfusion dependent patients and non-transfusion dependent patients with ß-thalassemia.  We have completed enrollment in the transfusion dependent arm of the Forte clinical trial and enrollment in the non-transfusion dependent arm is ongoing.

We expect to report interim data for transfusion dependent patients in the fourth quarter of 2021, data from a key efficacy analysis of the Forte clinical trial for transfusion dependent patients in the first quarter of 2022 and data from the final analysis of the Forte clinical trial in the second half of 2022.  We expect to report preliminary data from the non-transfusion dependent arm of the Forte trial in the first half of 2022.

Heart Failure with Preserved Ejection Fraction

We are advancing development of tovinontrine to target additional indications, including heart failure with preserved ejection fraction, or HFpEF, for which we completed preclinical research in the first half of 2021.  In three distinct mouse models of HFpEF, compared with control mice, tovinontrine was shown to reduce the median size of cardiomyocytes and lower plasma B-type and atrial natriuretic peptide levels. Moreover, markers of renal dysfunction, including blood urea nitrogen and urine albumin-to-creatinine ratio, were lower in mice treated with tovinontrine compared with vehicle treated mice in all models. Additionally, tovinontrine did not significantly change heart rate or blood pressure.  We expect to report preclinical data on tovinontrine in HFpEF at the American Heart Association’s Scientific Sessions 2021 in November 2021.

  We are engaging with the United States Food and Drug Administration with respect to our clinical development plan for tovinontrine in HFpEF and expect to begin a Phase 2 clinical trial of tovinontrine in HFpEF in 2022.

IMR-261

We have commenced research activities for IMR-261 (formerly CXA-10), an activator of nuclear factor erythroid 2–related factor 2, or Nrf2.  In pre-clinical models of SCD, IMR-261 was observed to reactivate fetal hemoglobin and reduce VOCs. Furthermore, in a preclinical model of ß-thalassemia, IMR-261 was observed to increase hemoglobin and enhance red blood cell maturation.  We expect to present results from our preliminary preclinical studies of IMR-261 in SCD and ß-thalassemia at the ASH Annual Meeting in December 2021.  We have initiated work on drug product manufacturing for IMR-261 as we explore potential clinical development paths.

Prior to its acquisition by Imara, IMR-261 was evaluated by Complexa, Inc. in Phase 2 clinical trials in focal segmental glomerulosclerosis, or FSGS, and pulmonary arterial hypertension, or PAH, and independent medical literature suggests potential promise in a broad array of red blood cell diseases, including disorders of hemoglobin.

Financial Overview

Since our inception in 2016, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of tovinontrine. To date, we have funded our operations primarily through the sale of common stock and the sale of convertible preferred stock.

In February 2020 we effected a 1-for-6.299 reverse stock split of our common stock. All historical share and per share information shown herein and in our unaudited condensed consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

On April 1, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021. We also simultaneously entered into a sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co, LLC, or Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of September 30, 2021, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.5 million after deducting commissions and offering expenses.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred significant operating losses since inception. Our losses from operations were $13.7 million and $37.1 million for the three and nine months ended September 30, 2021, respectively, and $12.5 million and $30.1 million for the three and nine months ended September 30, 2020, respectively. As of September 30, 2021, we had an accumulated deficit of approximately $133.2 million. We expect to continue to incur significant operating losses for the foreseeable future, as we advance tovinontrine and any product candidates we may develop in the future from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We expect to incur significant expenses related to maintaining and expanding our intellectual property portfolio, hiring additional research and development and business personnel and operating as a public company. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

We do not have any products approved for sale. We will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for tovinontrine or any future product candidate. In addition, if we obtain regulatory approval for tovinontrine or any future product candidate and to the extent that we engage in commercialization activities on our own, we expect to incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

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

As of September 30, 2021 we had $102.8 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our completed Phase 2a clinical trial of tovinontrine in SCD, delays to some patient visits in our OLE clinical trial in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Ardent and Forte clinical trials of tovinontrine in SCD and ß-thalassemia. In addition, many of our employees are currently working remotely.

Our financial condition, results of operations and liquidity could be negatively impacted by the COVID-19 pandemic in future periods. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which remain uncertain and cannot be predicted, including new information that may emerge concerning the continued severity of COVID-19 and variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues, it may have an adverse effect on our results of future operations, financial position and liquidity, and on our ability to access capital.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

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

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If our development efforts for tovinontrine or additional product candidates that we may develop in the future are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs incurred in connection with the preclinical and clinical development and manufacture of tovinontrine, and include:

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

A significant portion of our research and development costs have been external costs, which we track after a clinical product candidate has been identified. Our internal research and development costs are primarily personnel-related costs and other indirect costs. Our research and development expenses to-date have been incurred in connection with our development of tovinontrine in SCD and β-thalassemia. We do not intend to track our internal research and development expenses on a program-by-program basis as our personnel are deployed across multiple projects under development.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect research and development costs to increase significantly for the foreseeable future as we continue the development of tovinontrine and any product candidates we may develop in the future. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of tovinontrine and any product candidates we may develop in the future, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development program and plans.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Tovinontrine (IMR-687)	$8,291	$7,947	$21,407	$18,474
Personnel expenses (including stock-based compensation)	1,780	1,422	5,400	4,215
Other expenses	326	164	779	506
Total research and development expenses	$10,397	$9,533	$27,586	$23,195

The successful development of tovinontrine and any product candidates we may develop in the future is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that will be necessary to complete the development and commercialization of tovinontrine or any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of tovinontrine or potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the development of tovinontrine or any future product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. For example, if the FDA or another regulatory authority were to delay our planned start of clinical trials or require us to conduct clinical trials or other testing beyond those that we currently expect, or if we experience significant delays in enrollment in any of our planned clinical trials, we could be required to expend significant additional financial resources and time to complete clinical development of that product candidate. We may never obtain regulatory approval for any of our product candidates. Drug commercialization will take several years and millions of dollars in development costs.

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

We anticipate that our general and administrative expenses will increase in the future as our business expands to support our continued research and development activities, including our future clinical programs. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, among other expenses. In addition, if we obtain regulatory approval for tovinontrine or any future product candidate and to the extent that we engage in commercialization activities on our own, we expect to incur significant expenses related to building a sales and marketing team to support product sales, marketing and distribution activities.

Total Other Income, Net

Total other income, net primarily consists of interest earned on our cash, cash equivalents and investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Change
	2021	2020	$
	(in thousands)
Operating expenses:
Research and development	$10,397	$9,533	$864
General and administrative	3,262	2,961	301
Total operating expenses	13,659	12,494	1,165
Loss from operations	(13,659)	(12,494)	(1,165)
Total other income, net	12	71	(59)
Net loss	$(13,647)	$(12,423)	$(1,224)

Research and Development Expenses

Research and development expenses increased by approximately $0.9 million from $9.5 million for the three months ended September 30, 2020, to $10.4 million for the three months ended September 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•	a $0.4 million increase in personnel-related costs, including a $0.2 million increase in stock-based compensation expense, primarily due to an increase headcount;
•	a $0.3 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine; and

•	a $0.2 million increase in other research and development operational costs, including professional services, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.3 million from $3.0 million for the three months ended September 30, 2020, to $3.3 million for the three months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•	a $0.4 million increase in personnel-related costs, including a $0.2 million increase in stock-based compensation expense, primarily due to an increase headcount;
•	a $0.2 million increase in costs associated with directors and officers insurance premiums;
•	a $0.1 million increase in other general and administrative operational costs, including travel, corporate taxes, and supplies; and
•	a $0.4 million decrease in legal and professional services.

Total Other Income, Net

Total other income, net was less than $0.1 million for the three months ended September 30, 2021 and $0.1 million for the three months ended September 30, 2020, in each case consisting primarily of interest earned on our cash, cash equivalents and investments.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,		Change
	2021	2020	$
	(in thousands)
Operating expenses:
Research and development	$27,586	$23,195	$4,391
General and administrative	9,522	6,953	2,569
Total operating expenses	37,108	30,148	6,960
Loss from operations	(37,108)	(30,148)	(6,960)
Total other income, net	43	306	(263)
Net loss	$(37,065)	$(29,842)	$(7,223)

Research and Development Expenses

Research and development expenses increased by approximately $4.4 million from $23.2 million for the nine months ended September 30, 2020 to $27.6 million for the nine months ended September 30, 2021. The increase in research and development expenses was primarily attributable to the following:

•	a $2.9 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine;
•

a $1.2 million increase in personnel-related costs, including a $0.5 million increase in stock-based compensation expense, primarily due to an increase in headcount to support the growth of our research and development efforts; and

•	a $0.3 million increase in other research and development operational costs, including professional services, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.6 million from $7.0 million for the nine months ended September 30, 2020 to $9.5 million for the nine months ended September 30, 2021. The increase in general and administrative expenses was primarily attributable the following:

•	a $1.5 million increase in personnel-related costs, including a $0.8 million increase in stock-based compensation expense, primarily due to an increase headcount;
•	a $1.0 million increase in cost associated with directors and officers insurance premiums;
•	a $0.4 million increase in other general and administrative operational costs, including public relations and corporate taxes; and
•	a $0.3 million decrease in consulting and professional fees, including legal, business development, and accounting fees.

Total Other Income, Net

Total other income, net was less than $0.1 million for the nine months ended September 30, 2021 and $0.3 million for the nine months ended September 30, 2020, in each case consisting primarily of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized tovinontrine, which is in clinical development, and we do not expect to generate revenue from sales of tovinontrine or any product candidates we may develop in the future for several years, if at all. Through September 30, 2021, we have funded our operations primarily through the issuance of common stock and convertible preferred stock.

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

On April 1, 2021, we filed the Shelf with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.We also simultaneously entered into the Sales Agreement with Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of September 30, 2021, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.5 million after deducting commissions and offering expenses.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of September 30, 2021, we had $102.8 million in cash, cash equivalents and investments.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(34,286)	$(29,129)
Net cash provided by (used in) investing activities	12,859	(37,933)
Net cash provided by financing activities	49,111	96,284
Net increase in cash, cash equivalents, and restricted cash	$27,684	$29,222

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2021 was $34.3 million primarily due to our net loss of $37.1 million and net cash outflow from a change in working capital of $0.2 million, partially offset by stock-based compensation expense of $2.9 million and depreciation expense of $0.1 million.

Net cash used in operating activities for the nine months ended September 30, 2020 was $29.1 million primarily due to our net loss of $29.8 million and net cash outflow from a change in working capital of $0.9 million, partially offset by stock-based compensation expense of $1.6 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 was $12.9 million due to proceeds from maturities of short-term investments of $42.6 million, partially offset by purchases of short-term investments of $29.8 million.

Net cash used in investing activities for the nine months ended September 30, 2020 was $37.9 million due to purchases of marketable securities of $55.8 million and purchases of property and equipment of less than $0.1 million, partially offset by proceeds from sales and maturities of short-term investments of $17.9 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $49.1 million, primarily due to $47.0 million of net proceeds after deducting underwriting discounts and commissions from our July 2021 offering, $1.8 million of net proceeds after deducting underwriting discounts and commissions from the sale of common stock under our Sales Agreement with Cantor, and $0.9 million of proceeds received from the exercise of stock options. The financing cash inflows were partially offset by payment of $0.6 million of issuance costs.

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

Funding Requirements

We expect our expenses to increase substantially in connection with our ongoing research and development activities, particularly as we continue research and development, initiate clinical trials, and seek marketing approval for tovinontrine and any of our future product candidates. In addition, we expect to incur additional costs associated with operating as a public company.  Our expenses will also increase if, and as, we:

•	navigate the impacts of COVID-19 pandemic and our response to it;
•

continue to advance clinical development of tovinontrine, including our ongoing Ardent and Forte Phase 2b clinical trials of tovinontrine in patients with SCD and β-thalassemia and our OLE clinical trial in patients with SCD;

•	expand our planned research and development efforts for tovinontrine and pursue clinical activities for tovinontrine in HFpEF;

•

continue to incur third-party manufacturing costs to support our clinical trials of tovinontrine and any other product candidates we may develop and, if approved, commercialization of such product candidates;

•	seek regulatory and marketing approvals for tovinontrine and any other product candidates we may develop;
•	establish a sales, marketing and distribution infrastructure to commercialize tovinontrine and any other product candidates we may develop, in each case if approved;
•	commence development activities for any additional product candidates we may develop, including IMR-261;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control, manufacturing and other scientific personnel;
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company; and

•	make any milestone payments to Lundbeck under our exclusive license agreement with Lundbeck, upon the achievement of specified clinical or regulatory milestones.

Based on our current operating plan, we expect our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our working capital requirements. Our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	the impact of the COVID-19 pandemic and our response to it;
•

the time and cost necessary to complete our ongoing Ardent and OLE clinical trials of tovinontrine in patients with SCD, to initiate and complete one or more pivotal clinical trials of tovinontrine in SCD, and to pursue regulatory approvals for tovinontrine in SCD, and the costs of post-marketing studies that could be required by regulatory authorities;

•

the time and cost necessary to complete our Forte clinical trial of tovinontrine in patients with β-thalassemia, to initiate and complete one or more pivotal clinical trials of tovinontrine in β-thalassemia, and to pursue regulatory approvals for tovinontrine in β-thalassemia, and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to advance tovinontrine in HFpEF into and through clinical development, and the timing and scope of these development activities;
•	the costs of obtaining clinical and commercial supplies of tovinontrine and any other product candidates we may develop;
•	our ability to successfully commercialize tovinontrine and any other product candidates we may develop;
•

the manufacturing, selling and marketing costs associated with tovinontrine and any other product candidates we may develop, including the cost and timing of establishing our sales and marketing capabilities;

•

the amount and timing of sales and other revenues from tovinontrine and any other product candidates we may develop, including the sales price and the availability of adequate third-party reimbursement;

•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies;
•	our ability to attract, hire and retain qualified personnel; and
•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

A change in the outcome of any of these or other variables with respect to the development of tovinontrine or any product candidate we may develop in the future could significantly change the costs and timing associated with the development of that product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the unaudited condensed consolidated financial statements prospectively from the date of change in estimates. During the three and nine months ended September 30, 2021, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 5, 2021, with the exception of the modified retrospective adoption of ASC 842 Leases. For more information on the adoption of ASC 842 Leases, see Note 2, Summary of Significant Accounting Policies – Leases, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of September 30, 2021, we had cash, cash equivalents and investments of $102.8 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Asia, who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

During the nine months ended September 30, 2021, we implemented certain internal controls in connection with our adoption of ASC 842. There was no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Since inception, we have incurred significant operating losses. Our net loss was $41.4 million for the year ended December 31, 2020 and $37.1 million for the nine months ended September 30, 2021. As of September 30, 2021, we had an accumulated deficit of $133.2 million. To date, we have financed our operations primarily through the sale of common stock and the sale of convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of tovinontrine (IMR-687). We expect to continue to incur significant expenses and operating losses over the next several years as we continue to develop tovinontrine and any other product candidates we may develop. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

•	navigate the impacts of COVID-19 and our response to it;
•

continue to advance clinical development of tovinontrine, including our ongoing Ardent Phase 2b clinical trial in patients with sickle cell disease, or SCD, and our Forte Phase 2b clinical trial in patients with β-thalassemia, as well as our open label extension, or OLE, clinical trial in patients with SCD;

•	expand our planned research and development efforts for tovinontrine and pursue clinical activities for tovinontrine in heart failure with preserved ejection fraction, or HFpEF;
•

continue to incur third-party manufacturing costs to support our clinical trials of tovinontrine and any other product candidates we may develop and, if approved, commercialization of such product candidates;

•	seek regulatory and marketing approvals for tovinontrine and any other product candidates we may develop;
•	establish a sales, marketing and distribution infrastructure to commercialize tovinontrine and any other product candidates we may develop, in each case if approved;
•	commence development activities for any additional product candidates we may develop, including IMR-261;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control, manufacturing and other scientific personnel;
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

To become and remain profitable, we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of tovinontrine and any other product candidates we may develop, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We are only in the preliminary stages of many of these activities. We may never succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

We are heavily dependent on the success of tovinontrine.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next several years will be devoted to tovinontrine, which is currently our only product candidate in clinical development. Accordingly, our business currently depends heavily on the successful development, regulatory approval and commercialization of tovinontrine. We cannot be certain that tovinontrine will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. If we were required to discontinue development of tovinontrine or if tovinontrine does not receive regulatory approval or fails to achieve significant market acceptance, we likely would be delayed by many years in our ability to achieve profitability, if ever, and may not be able to generate sufficient revenue to continue our business.

We will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect to devote substantial financial resources to our ongoing and planned activities, including our Ardent Phase 2b and OLE clinical trials of tovinontrine in patients with SCD and our Forte Phase 2b clinical trial in patients with β-thalassemia. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials of and seek regulatory approval for tovinontrine and other product candidates we may develop. In addition, if we obtain regulatory approval for tovinontrine and any other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

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

As of September 30, 2021, we had cash, cash equivalents and investments of $102.8 million. We believe that our cash, cash equivalents and investments as of September 30, 2021 will enable us to fund our operating expenses and capital expenditure requirements into the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•	the impact of the COVID-19 pandemic and our response to it;
•

the time and cost necessary to complete our ongoing Ardent Phase 2b and OLE clinical trials of tovinontrine in patients with SCD, to initiate and complete one or more pivotal clinical trials of tovinontrine in SCD, and to pursue regulatory approvals for tovinontrine in SCD, and the costs of post-marketing studies that could be required by regulatory authorities;

•

the time and cost necessary to complete our Forte Phase 2b clinical trial of tovinontrine in patients with β-thalassemia, to initiate and complete one or more pivotal clinical trials of tovinontrine in β-thalassemia, and to pursue regulatory approvals for tovinontrine in β-thalassemia, and the costs of post-marketing studies that could be required by regulatory authorities;

•	our ability to advance tovinontrine in HFpEF into and through clinical development, and the timing and scope of these development activities;
•	the costs of obtaining clinical and commercial supplies of tovinontrine and any other product candidates we may develop;
•	our ability to successfully commercialize tovinontrine and any other product candidates we may develop;

•

the manufacturing, selling and marketing costs associated with tovinontrine and any other product candidates we may develop, including the cost and timing of establishing our sales and marketing capabilities;

•

the amount and timing of sales and other revenues from tovinontrine and any other product candidates we may develop, including the sales price and the availability of coverage and adequate third-party reimbursement;

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

We commenced activities in 2016 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, and undertaking preclinical studies and clinical trials of tovinontrine. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

In December 2019, a novel strain of coronavirus, called COVID-19, emerged and has now spread globally. The pandemic and government measures taken in response have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

The spread of COVID-19 has affected our operations to date, including by causing delays in the conduct of our clinical trials. While we have not experienced any significant disruptions with the third parties on which we rely, the spread of COVID-19, or another infectious disease, could also negatively affect the operations of our third-party manufacturers, which could result in disruptions in the supply of tovinontrine or any other product candidates we may develop. In addition, many of our employees are currently working remotely. The COVID-19 pandemic continues to rapidly evolve and could more significantly impact our operations in the future.

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

For example, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our completed Phase 2a clinical trial of tovinontrine in SCD, delays to some patient visits in our OLE clinical trial in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Ardent and Forte Phase 2b clinical trials of tovinontrine in SCD and β-thalassemia. In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration, or FDA, and other health authorities, which could result in delays of regulatory actions related to our programs, including with respect to tovinontrine. Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. In addition, if any of our clinical trial patients contract COVID-19, they may have adverse health outcomes that could impact the results of our clinical trials.

Additionally, while the potential economic impact and the duration of the COVID-19 pandemic is difficult to assess or predict, any impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.

While we expect the impacts of COVID-19 will continue to have some adverse effect on our business, the extent to which COVID-19 impacts our clinical trials, research and development activities and operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information which may emerge concerning the severity of COVID-19 and variants of COVID-19, the actions to contain COVID-19 or treat its impact and changes in government spending or priorities, among others. The COVID-19 pandemic is a widespread health crisis that continues to adversely affect the global economy and financial markets of many countries, and any economic downturn could also affect our operations, our ability to conduct our clinical trials, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are heavily dependent on the success of tovinontrine. If we are unable to successfully complete clinical development, obtain regulatory approval for, or commercialize tovinontrine, or experience delays in doing so, our business will be materially harmed.

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of tovinontrine. Our future success is heavily dependent on our ability to successfully develop, obtain regulatory approval for and commercialize tovinontrine. Tovinontrine is currently our only product candidate in clinical development and we are currently testing it as part of our Ardent and Forte Phase 2b clinical trials in SCD and β-thalassemia and our OLE clinical trial in SCD. We cannot be certain that tovinontrine will be successful in clinical trials or receive regulatory approval.

The success of tovinontrine will depend on several factors, including the following:

•	our ability to effectively manage any adverse impact of COVID-19;
•	successfully completing clinical trials;
•	acceptance by the FDA or other regulatory agencies of regulatory filings for tovinontrine;
•	expanding and maintaining a workforce of experienced clinical-stage drug development professionals and others to continue to develop tovinontrine;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for tovinontrine;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;

•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales, if and when approved, whether alone or in collaboration with others;
•	acceptance of tovinontrine, if and when approved, by patients, the medical community and third-party payors;
•

effectively competing with other therapies, including Oxbryta (voxelotor) and Adakveo (crizanlizumab) in SCD and ZYNTEGLO (INN autologous CD34+ cells encoding βA-T87Q-globin gene) (currently only approved in Europe and for which FDA approval is currently being sought), as well as REBLOZYL (luspatercept-aamt) for the treatment of ß-thalassemia;

•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	patients’ willingness to pay out-of-pocket for tovinontrine in the absence of coverage and/or adequate reimbursement from third-party payors; and
•	maintaining a continued acceptable safety profile following receipt of any regulatory approvals.

Many of these factors are beyond our control, including clinical outcomes, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize tovinontrine, or if we experience delays as a result of any of these factors or otherwise, we may need to spend significant additional time and resources to identify additional product candidates, advance them through preclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

The risk of failure for tovinontrine and any other product candidates we may develop is high. It is impossible to predict when or if tovinontrine and any other product candidates we may develop will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. We have not yet begun or completed a pivotal clinical trial of tovinontrine or any other product candidate. Clinical trials may fail to demonstrate that tovinontrine and any other product candidates we may develop are safe for humans and effective for indicated uses. Even if the clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize tovinontrine and any other product candidates we may develop, including:

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
•

clinical trials of tovinontrine and any other product candidates we may develop may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, or, if we seek accelerated approval, biomarker efficacy endpoints that applicable regulatory authorities would consider likely to predict clinical benefit;

•

the number of patients required for clinical trials of tovinontrine and any other product candidates we may develop may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

we may decide, or regulators or IRBs may require us, to suspend or terminate clinical trials of tovinontrine and any other product candidates we may develop for various reasons, including non-compliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•

regulators or IRBs may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain regulatory approval;

•	regulators may revise the requirements for approving tovinontrine and any other product candidates we may develop, or such requirements may not be as we anticipate;
•	the cost of clinical trials of tovinontrine and any other product candidates we may develop may be greater than we anticipate;
•

the supply or quality of tovinontrine and any other product candidates we may develop or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate;

•

Tovinontrine and any other product candidates we may develop may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials; and

•	regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

We face additional important risks related to the enrollment and completion of our clinical trials of tovinontrine as a result of the COVID-19 pandemic, which are further described in “—Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic as may the operations of our suppliers and manufacturers and other third-party service providers.”

If we are required to conduct additional clinical trials or other testing of tovinontrine beyond those that we currently contemplate, if we are unable to successfully complete clinical trials or other testing of tovinontrine or any other product candidates we may develop, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

Because we are developing tovinontrine using surrogate endpoints, the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to predict or provide clinically meaningful results.

There are currently limited therapies approved to treat SCD. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product. To date, there are only four FDA-approved drugs for SCD: voxelotor (marketed as Oxbryta), crizanlizumab (marketed as Adakveo), hydroxyurea and L-glutamine (marketed as Endari), and there are no approved therapies that target phosphodiesterase 9, or PDE9. As a result, the design and conduct of clinical trials for a therapeutic product candidate such as tovinontrine that targets PDE9 in SCD patients is subject to unknown risks, and we may experience setbacks with our ongoing or planned clinical trials of tovinontrine in SCD because of the limited clinical experience with its mechanism of action in these patients.

In particular, regulatory authorities in the United States and the European Union have not issued definitive guidance as to how to measure and achieve efficacy in treatments for SCD. As a result, the design and conduct of clinical trials of tovinontrine may take longer, be more costly or be less effective as part of the novelty of development in SCD. We may use new or novel endpoints or methodologies, such as both red and white blood cell biomarkers in our tovinontrine clinical trials, and the FDA or other regulatory authorities may not consider the endpoints of our clinical trials to provide clinically meaningful results. Even if applicable regulatory authorities do not object to our proposed endpoints in an earlier stage clinical trial, such regulatory authorities may require evaluation of additional or different clinical endpoints in later-stage clinical trials. Additionally, if we pursue accelerated approval or other expedited regulatory approval mechanisms for tovinontrine, the FDA or another regulatory authority may determine that the biomarker efficacy endpoint we select for evaluation is not sufficiently predictive of clinical benefit to support accelerated approval. For example, while the FDA commented at our face-to-face Type B meeting that our revised Phase 2b trial design and approach to data collection to support HbF as a potential surrogate endpoint was acceptable, the FDA stressed the importance of defining clear and strong assumptions and having robust results, which would be evaluated by the FDA to test if an increase of at least 3% in HbF would provide meaningful clinical benefit and therefore constitute an acceptable surrogate endpoint for a future pivotal trial of tovinontrine in SCD. If we are not able to demonstrate clinical benefit related to this endpoint to the FDA’s satisfaction, we will have to consider other endpoints for the pivotal program, which may include greater levels of HbF increases.

Even if the FDA does find our clinical trial success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance deemed approvable in any pivotal or other clinical trials we may conduct for tovinontrine. Further, even if we do achieve the pre-specified criteria, our trials may produce results that are unpredictable or inconsistent with the results of the more traditional efficacy endpoints in the trial. The FDA also could give overriding weight to other efficacy endpoints over a primary endpoint, even if we achieve statistically significant results on that primary endpoint, if we do not do so on our secondary or other efficacy endpoints. The FDA also weighs the benefits of a product against its risks and the FDA may view the efficacy results in the context of safety as not being supportive of approval. Other regulatory authorities in the European Union and other countries may make similar findings with respect to these endpoints.

The outcome of preclinical studies and earlier-stage clinical trials may not be predictive of the success of later-stage clinical trials.

The outcome of preclinical testing and earlier-stage clinical trials may not be predictive of the success of later-stage clinical trials. Tovinontrine and any other product candidates we may develop may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, in our SCD clinical trials, tovinontrine may not be effective at increasing red blood cell biomarkers that include HbF, F-cells, hemoglobin, and reducing reticulocytes, indirect bilirubin, and LDH. Furthermore, in our SCD clinical trials, tovinontrine may not impact adhesion/white blood cell markers such as P-selectin, E-selectin, or VCAM. Even if tovinontrine successfully increases or decreases, as applicable, these biomarkers in clinical trials, such increase or decrease may not result in overall clinical benefit. A lack of clinical benefit may be due to insufficient dosing or for other reasons. Additionally, any positive results generated in our Phase 2a, OLE or Ardent Phase 2b clinical trial of tovinontrine in adults with SCD would not ensure that we will achieve similar results in larger, pivotal clinical trials or in clinical trials of tovinontrine in adolescent and pediatric populations with SCD. We face similar risks in our development of tovinontrine in areas outside of SCD, including ß-thalassemia and HFpEF, as well as in development of other product candidates we may develop. Several companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of any other product candidates then under development and/or cause the FDA or other regulatory authorities to require additional testing before approving any other such product candidates.

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

As an organization, we have never conducted pivotal clinical trials, and we may be unable to do so for tovinontrine or any other product candidates we may develop.

We will need to successfully complete pivotal clinical trials in order to obtain the approval of the FDA, the European Medicines Agency, or EMA, or other regulatory agencies to market tovinontrine or any other product candidate. Carrying out later-stage clinical trials is a complicated process. As an organization, we have not previously conducted any pivotal clinical trials. In order to do so, we will need to expand our clinical development and regulatory capabilities, and we may be unable to recruit qualified personnel. Consequently, we may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to approval of tovinontrine or other product candidates. We may require more time and incur greater costs than our competitors and may not succeed in obtaining regulatory approvals of product candidates that we develop. Failure to commence or complete, or delays in, our planned clinical trials, could prevent us from or delay us in commercializing our product candidates.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Identifying and qualifying patients to participate in clinical trials for tovinontrine and any other product candidates we may develop is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for tovinontrine and any other product candidates we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. For example, the prevalence of patients with SCD and β-thalassemia in the United States and Europe is estimated to be low. Accordingly, there are limited patient pools from which to draw for clinical trials of tovinontrine. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials of tovinontrine because of the perceived risks and benefits of tovinontrine, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors.

Patient enrollment is affected by a variety of other factors, including:

•	the prevalence and severity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidate under trial;
•	the requirements of the trial protocols;
•	the availability of existing commercially-available treatments for the indications for which we are conducting clinical trials;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;

•	the proximity and availability of clinical trial sites for prospective patients;
•	the conduct of clinical trials by competitors for product candidates that treat the same indications as tovinontrine and any other product candidates we may develop;
•	the ability to identify specific patient populations for biomarker-defined trial cohort(s); and
•	the cost to, or lack of adequate compensation for, prospective patients.

In addition, the COVID-19 pandemic has impacted, and is likely to continue to directly or indirectly impact the pace of enrollment in our clinical trials as patients may avoid, may not be allowed to, or may not be able to travel to healthcare facilities and physicians’ offices unless due to a health emergency.

Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for tovinontrine and any other product candidates we may develop, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause tovinontrine or any other product candidates we may develop to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of the affected product candidate and jeopardize our ability to commence sales and generate revenue.

If serious adverse events or unacceptable side effects are identified during the development of tovinontrine and any other product candidates we may develop, we may need to abandon or limit our development of those product candidates.

Clinical trials by their nature utilize a sample of the potential patient population. We have only evaluated tovinontrine in a limited number of subjects and our ongoing clinical trials of tovinontrine are being conducted at higher doses than previous clinical trials of tovinontrine. Accordingly, any rare and severe side effects of tovinontrine may be uncovered only in later stages of our current and future clinical development. Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. If tovinontrine and any other product candidates we may develop are associated with undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound.

Additionally, if results of our clinical trials reveal unacceptable side effects, we, the FDA or similar regulatory authorities outside of the United States, or the IRBs or Ethics Committees at the institutions in which our studies are conducted could suspend or terminate our clinical trials or the FDA or similar foreign regulatory authorities could order us to cease clinical trials or deny approval of tovinontrine and any other product candidates we may develop for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials. If we elect or are forced to suspend or terminate any clinical trial of tovinontrine and any other product candidates we may develop, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business.

We are also developing tovinontrine in combination with other therapies, which exposes us to additional risks.

We are developing tovinontrine both as a monotherapy and in combination with hydroxyurea, a currently approved therapy for SCD, and may develop future product candidates in combination with one or more currently approved therapies. Even if any product candidate we develop were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA or similar regulatory authorities outside of the United States could revoke approval of the therapy used in combination with our product candidate or that safety, efficacy, manufacturing or supply issues could arise with these existing therapies. This could result in our own products being removed from the market or being less successful commercially.

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

If we do not successfully develop and eventually commercialize products, we will not obtain product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. We are currently conducting our Ardent Phase 2b clinical trial of tovinontrine in patients with SCD, our Forte Phase 2b clinical trial of tovinontrine in patients with β-thalassemia and our OLE clinical trial of tovinontrine in patients with SCD.  In addition, we expect to commence clinical development of tovinontrine in HFpEF in 2022. A failure to establish tovinontrine as a viable treatment for SCD, β-thalassemia and/or HFpEF could harm our business prospects. In addition, we may explore tovinontrine in other indications or acquire additional product candidates for development. For example, in 2020 we acquired IMR-261, however we have not yet commenced clinical development of this product candidate and any future development efforts for IMR-261 may not be successful.  There can be no assurance that we will be successful in our efforts to identify or acquire additional potential product candidates. Even if we identify or acquire additional product candidates, there can be no assurance that our development efforts will be successful.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. For example, we currently intend to focus our capital resources primarily on the development of tovinontrine. However, the development of tovinontrine may ultimately prove to be unsuccessful or less successful than another potential product candidate in our pipeline that we might have chosen to pursue on a more aggressive basis with our capital resources. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

We are conducting clinical trials of tovinontrine at clinical trial sites outside the United States, and the FDA may not accept data from trials conducted in such international locations.

In addition to our clinical sites in the United States, we are currently conducting clinical trials of tovinontrine at clinical sites outside of the United States. For example, our Ardent and Forte Phase 2b clinical trials of tovinontrine in SCD and β-thalassemia are currently being conducted at clinical sites in Europe, Asia and Africa. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of these data is subject to conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and be performed by qualified investigators in accordance with ethical and Good Clinical Practice, or GCP, principles. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will depend on its determination that the trials also complied with all applicable U.S. laws and regulations. If the FDA does not accept the data from any trial conducted or from particular clinical trial sites located outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and could delay or permanently halt our development of the applicable product candidates.

Even if any product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that our product is safe, therapeutically effective and cost effective as compared with competing treatments. Efforts to educate the medical community and third-party payors on the benefits of tovinontrine and any other product candidates we may develop may require significant resources and may not be successful. If tovinontrine and any other product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of tovinontrine and any other product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments, such as, in the case of tovinontrine, Oxbryta, Adakveo, hydroxyurea, ZYNTEGLO, REBLOZYL and Endari;
•	the effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the clinical indications for which the product is approved;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and to continue treatment over time and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
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

In the future, we expect that we would begin to build a sales and marketing infrastructure to market tovinontrine and any other product candidates we may develop, if and when approved by the applicable regulatory authority. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to tovinontrine and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the same disease indications we are pursuing. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

In the area of SCD, we expect to face competition from voxelotor (marketed as Oxbryta by Global Blood Therapeutics, Inc., or GBT), crizanlizumab (marketed as Adakveo by Novartis AG, or Novartis), HU (marketed under trade names including DROXIA by Bristol-Myers Squibb Company and SIKLOS by Addmedica, as well as in generic form) and L-glutamine (marketed as Endari), which are currently the only FDA-approved therapies for the treatment of SCD. In addition, with respect to SCD, we are aware of several product candidates in clinical development, including several product candidates for which FDA approval is currently being sought, which could be competitive with product candidates that we may successfully develop and commercialize. Novo Nordisk A/S (in collaboration with EpiDestiny, Inc.), Aruvant Sciences, Inc., Sangamo Therapeutics Inc., or Sangamo (in collaboration with Sanofi), Fulcrum Therapeutics, Inc., Agios Pharmaceuticals, Inc., Forma Therapeutics, Inc., bluebird bio, Inc., Intellia Therapeutics, Inc. (in collaboration with Novartis), Editas Medicine, Inc., CRISPR Therapeutics AG, or CRISPR (in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex) and Syros Pharmaceuticals, Inc. (in collaboration with GBT), Pfizer Inc., CSL Behring, Vifor Pharma Ltd. and Graphite Bio Inc., among potentially other companies, are developing therapeutic approaches for patients with SCD.

In the area of b-thalassemia, we expect to face competition from ZYNTEGLO (marketed by bluebird bio, Inc.), which is currently only approved in Europe for the treatment of b-thalassemia and for which FDA approval is currently being sought, as well as

REBLOZYL (marketed by Bristol-Myers Squibb Co. and Acceleron Pharma Inc.), which is approved in the United States for the treatment of anemia in adult patients with ß-thalassemia who require regular RBC transfusions. In addition, with respect to b-thalassemia, we are aware of several product candidates in clinical development, including several product candidates for which FDA approval is currently being sought, which could be competitive with product candidates that we may successfully develop and commercialize.  Novo Nordisk A/S (in collaboration with EpiDestiny, Inc.), Sangamo (in collaboration with Sanofi), CRISPR (in collaboration with Vertex), Agios Pharmaceuticals, Inc. and Syros Pharmaceuticals, Inc. (in collaboration with GBT), Forma Therapeutics, Incl, Silence Therapeutics, PLC and Vifor Pharma Ltd., among potentially other companies, are developing therapeutic approaches for patients with transfusion-dependent or non-transfusion-dependent b-thalassemia.

In the area of HFpEF, we expect to face competition from ENTRESTO (marketed by Novartis) which is currently the only FDA-approved therapy for HFpEF.  We are also aware of several drugs approved for other indications that are likely to seek near-term marketing approval for HFpEF including Jardiance (Eli Lilly & Co.), Farxiga (Astra Zeneca, PLC), Invokana (Johnson & Johnson) and Zynquista (Lexicon Pharmaceuticals, Inc).  In addition, Eli Lilly & Co., Bristol-Myers Squibb Co., Cytokinetics, Inc., Astra Zeneca, PLC, Acceleron Pharma, Inc., Palatin Technologies, Inc., Cardurion Pharmaceuticals, LLC and TransThera Biosciences Co., Ltd., among potentially other companies, are also developing therapeutic approaches for patient with HFpEF.

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

If the market opportunities for tovinontrine and any other product candidates we may develop are smaller than we believe they are, our revenue may be adversely affected and our business may suffer. Moreover, because the target patient populations we are seeking to treat in SCD and β-thalassemia are relatively small, and the addressable patient population even smaller, we must be able to successfully identify patients and capture a significant market share to achieve profitability and growth.

To date, we have primarily focused our research and product development on treatments for rare inherited genetic disorders of hemoglobin. The prevalence of SCD is approximately 100,000 individuals in the United States and 134,000 individuals in the European Union. Similarly, the prevalence of β-thalassemia globally is estimated to be 288,000 individuals and the aggregate prevalence of β-thalassemia in the European Union and United States is estimated to be 19,000 individuals. Given the small number of patients who have SCD and β-thalassemia, it is critical to our ability to grow and become profitable that we continue to successfully identify patients with these rare diseases. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with tovinontrine and any other product candidates we may develop, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including the scientific literature, surveys of clinics, patient foundations or market research that we conducted, and may prove to be incorrect or contain errors. New studies may change the estimated incidence or prevalence of these diseases. The number of patients may turn out to be lower than expected. The effort to identify patients with diseases we seek to treat is in early stages, and we cannot accurately predict the number of patients for whom treatment might be possible. Additionally, the potentially addressable patient population for tovinontrine and any other product candidates we may develop may be limited or may not be amenable to treatment with tovinontrine and any other product candidates we may develop, and new patients may become increasingly difficult to identify or gain access to, which would adversely affect our results of operations and our business. Further, even if we obtain significant market share for tovinontrine and any other product candidates we may develop for SCD and β-thalassemia, because the potential target populations are very small, we may never achieve profitability despite obtaining such significant market share.

The target patient populations for SCD and β-thalassemia are relatively small, and there are currently limited standard of care treatments directed at SCD and β-thalassemia. As a result, the pricing and reimbursement of tovinontrine and any other product candidates we may develop, if approved, is uncertain, but must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell tovinontrine and any other product candidates we may develop will be adversely affected.

We rely on CMOs to manufacture tovinontrine and expect to rely on CMOs to manufacture any other product candidates we may develop. If we are unable to enter into such arrangements as expected or if such organizations do not meet our supply requirements, development and/or commercialization of tovinontrine and any other product candidates we may develop may be delayed.

We do not have any manufacturing facilities. We currently rely on a single manufacturer of active pharmaceutical ingredient, or API, for tovinontrine and a different single manufacturer for finished drug product, and we expect to continue to rely on third parties to manufacture clinical supplies of tovinontrine and any other product candidates we may develop and commercial supplies of our products, if and when approved for marketing by applicable regulatory authorities, as well as for packaging, sterilization, storage, distribution and other production logistics. If we are unable to enter into such arrangements on the terms or timeline we expect, development and/or commercialization of tovinontrine and any other product candidates we may develop may be delayed. Reliance on third-party manufacturers may expose us to different risks than if we were to manufacture product candidates ourselves. If these third parties do not successfully carry out their contractual duties, meet expected deadlines or manufacture any product candidates in accordance with regulatory requirements, if there are disagreements between us and such parties or if such parties are unable to expand capacities to support commercialization of any product candidates for which we obtain marketing approval, we may not be able to fulfill, or may be delayed in producing sufficient product candidates to meet, our supply requirements. These facilities may also be affected by natural disasters, such as floods or fire, or geopolitical developments, or such facilities could face manufacturing issues, such as contamination or regulatory concerns following a regulatory inspection of such facility. In such instances, we may need to locate an appropriate replacement third-party facility and establish a contractual relationship, which may not be readily available or on acceptable terms, which would cause additional delay and increased expense, and may have a material adverse effect on our business.

Our third-party manufacturers are subject to regulatory inspection from time to time, including inspection and approval by the FDA and similar foreign regulators before we can commence the manufacture and sale of any product candidates, and thereafter. Failure by our third-party manufacturers to pass such inspections and otherwise satisfactorily complete the approval regimen with respect to tovinontrine and any other product candidates we may develop may result in regulatory actions such as the issuance of FDA Form 483 notices of observations, warning letters or injunctions or the loss of operating licenses.

We or our third-party manufacturers may also encounter shortages in the raw materials or API necessary to produce tovinontrine and any other product candidates we may develop in the quantities needed for our clinical trials or, if tovinontrine and any other product candidates we may develop are approved, in sufficient quantities for commercialization or to meet an increase in demand, as a result of capacity constraints or delays or disruptions in the market for the raw materials or API, including shortages caused by the purchase of such raw materials or API by our competitors or others. Even if raw materials or API are available, we may be unable to obtain sufficient quantities at an acceptable cost or quality. The failure of us or our third-party manufacturers to obtain the raw materials or API necessary to manufacture sufficient quantities of tovinontrine and any other product candidates we may develop could delay, prevent or impair our development efforts and may have a material adverse effect on our business.

We face additional important risks related to our reliance on CMOs to meet our current and future supply needs of tovinontrine as a result of the COVID-19 pandemic, which are further described in “—Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic as may the operations of our suppliers and manufacturers and other third-party service providers.”

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

Our future profitability will depend, in part, on our ability to commercialize tovinontrine and any other product candidates we may develop in markets outside of the United States and the European Union. If we commercialize tovinontrine and any other product candidates we may develop in foreign markets, we will be subject to additional risks and uncertainties, including:

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

We face an inherent risk of clinical trial and product liability exposure related to the testing of tovinontrine and any other product candidates we may develop in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently have no products that have been approved for commercial sale, the current and future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that tovinontrine and any other product candidates or products we may develop caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for tovinontrine and any other product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend any related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

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

We contract with a third-party for the manufacture of tovinontrine, plan to contract with third parties for any other product candidates we may develop for preclinical and clinical testing and expect to continue to do so for commercialization. This reliance on third parties entails risks, including that such third parties may not be able to comply with applicable regulatory requirements. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval.

We rely on a third-party for the manufacture of tovinontrine, and we expect to rely on third parties for the future manufacture of any other product candidates for preclinical and clinical testing. Reliance on third-party manufacturers entails additional risks, including:

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

Tovinontrine and any other product candidates or products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We do not currently have arrangements in place for redundant supply or a source for bulk drug substance. If any of our future contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture tovinontrine and any other product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of tovinontrine and any other product candidates or products we may develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

We face additional important risks related to our reliance on third parties for the manufacture of tovinontrine and other services as a result of the COVID-19 pandemic, which are further described in “—Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic as may the operations of our suppliers and manufacturers and other third-party service providers.”

We may enter into collaborations with third parties for the development or commercialization of product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

While we have retained all rights to and are developing tovinontrine on our own, we may in the future enter into development, distribution or marketing arrangements with third parties with respect to tovinontrine or future product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of tovinontrine and any other product candidates we may develop. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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
•

collaborators may not pursue commercialization of tovinontrine and any other product candidates we may develop that achieve regulatory approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

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

We are party to a license agreement with Lundbeck pursuant to which we have been granted an exclusive worldwide license within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or other diseases or disorders, including those directly or indirectly related to hemoglobinopathies. The agreement grants us an exclusive license under the licensed technology to, among other things, develop and commercialize any product comprising or containing certain PDE9 inhibitors, including tovinontrine. We may enter into additional license agreements in the future. Our license agreement with Lundbeck imposes, and we expect that future licenses will impose, specified diligence, milestone payment, royalty and other obligations on us. Furthermore, Lundbeck has the right to terminate the agreement if we materially breach the agreement and fail to cure such breach within a specified period or in the event we undergo certain bankruptcy events. Lundbeck may also terminate the agreement if we or any of our affiliates, sublicensees or subcontractors bring specified patent challenges against Lundbeck or assist others in bringing such a patent challenge against Lundbeck and fail to cease such challenge within a specified period of time. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Our success depends in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others or may license from others, particularly patents, in the United States and other countries with respect to any proprietary technology and product candidates we develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to tovinontrine and any other product candidates we may develop that are important to our business and by in-licensing intellectual property related to our technologies and product candidates. If we are unable to obtain or maintain patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations and prospects could be materially harmed.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of non-U.S. countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensor are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to tovinontrine and any other product candidates we may develop. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing of the priority application, or in some cases not published at all. Therefore, neither we nor our licensor can know with certainty whether either we or our licensor were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensor were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued that protect our technology and product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value of, or narrow the scope of, our patent rights.

Currently, we have one issued U.S. patent directed to methods of treating SCD. In addition, we have pending Patent Cooperation Treaty and U.S. non-provisional applications directed to methods of treating β-thalassemia and HFpEF. In order to continue to pursue protection based on provisional patent applications, we will need to file Patent Cooperation Treaty applications, non-U.S. applications and/or U.S. non-provisional patent applications prior to applicable deadlines. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to tovinontrine, the patents covering tovinontrine licensed from Lundbeck are expected to expire in 2036.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering any product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, the composition of matter patents covering tovinontrine, licensed from Lundbeck, are expected to expire in 2036. Given the expected expiration date of these patents, and the fact that safe harbor protections in many jurisdictions permit third parties to engage in development, including clinical trials, these patents may not provide us with a meaningful competitive advantage.

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

Tovinontrine and any other product candidates we may develop and the activities associated with their development and commercialization, including design, testing, manufacture, packaging, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export, import and adverse event reporting, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of any such product candidates.

Marketing approval of drugs in the United States requires the submission of a new drug application, or NDA, to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, toxicology, and chemistry, manufacturing and controls. We have not submitted an application for or received marketing approval for tovinontrine or any other product candidates we may develop in the United States or in any other jurisdiction.

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

If we experience delays in obtaining approval or if we fail to obtain approval of tovinontrine and any other product candidates we may develop, the commercial prospects for any product candidates may be harmed and our ability to generate revenues will be materially impaired.

We may not be able to obtain or maintain orphan drug designation or exclusivity for any product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

We received orphan drug designation for tovinontrine for SCD and β-thalassemia in the United States in February 2017 and June 2020, respectively. We also received orphan drug designation for tovinontrine for SCD in the European Union in August 2020. We may seek orphan drug designation in other indications or for any other product candidates we develop. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

Although we have obtained Rare Pediatric Disease Designation for tovinontrine for the treatment of SCD and β-thalassemia, we may not be eligible to receive a priority review voucher in the event that FDA approval does not occur prior to September 30, 2026.

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

In December 2016, extended the Rare Pediatric Disease Priority Review Voucher Program, authorizing the FDA to award vouchers through September 30, 2022, limited to drugs with rare pediatric disease designation granted by September 30, 2020. On September 30, 2020, Congress provided a short-term extension of the Priority Review Voucher Program. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was further extended. Under the current statutory sunset provisions, after September 30, 2024, FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, FDA may not award any rare pediatric disease priority review vouchers.  If we do not obtain approval of an NDA for tovinontrine for SCD or β-thalassemia by these dates, and if the PRV Program is not further extended by congressional action, we may not receive a PRV.

A Fast Track designation by the FDA may not lead to a faster development or regulatory review or approval process.

We have received Fast Track designation for tovinontrine from the FDA, and we may seek Fast Track designation for other product candidates we may develop. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Accelerated approval by the FDA, even if granted for any product candidates does not increase the likelihood that any product candidates will ultimately receive full approval.

We may seek approval of tovinontrine and any other product candidates we may develop using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA makes the determination regarding whether to accept a biomarker as a proposed surrogate endpoint.

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

There can be no assurance that the FDA will agree with our surrogate endpoints or intermediate clinical endpoints, or that we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that, after feedback from FDA, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation, there can be no assurance that such submission or application will be accepted or that any expedited review or approval will be granted on a timely basis, or at all.

Moreover, as noted above, for drugs granted accelerated approval, the FDA requires post-marketing trials to confirm the benefit of the drug. These confirmatory trials must be completed with due diligence. We may be required to evaluate additional or different clinical endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for tovinontrine and any other product candidates we may develop, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

While we have not experienced any material system failure, accident, cyber incidents or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position and reputation could be harmed and the further development and commercialization of tovinontrine and any other product candidates we may develop could be delayed.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in preclinical studies and clinical trials of tovinontrine and any other product candidates we may develop or those of our competitors or potential collaborators;
•	timing of the results of our preclinical studies and clinical trials or those of our competitors;
•	our success in commercializing any product candidates, if and when approved;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to tovinontrine and any other product candidates we may develop;
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

As of September 30, 2021, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 72.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our management has broad discretion in the application of our cash, cash equivalents and investments and could use such funds in ways that do not improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of tovinontrine and any other product candidates we may develop. Pending their use, we may invest our cash, cash equivalents and investments in a manner that does not produce income or that loses value.

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

We received aggregate net proceeds from the IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have used approximately $25.2 million of the net proceeds from the IPO as of September 30, 2021. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

Item 5. Other Items.

Amendments to Letter Agreements

On November 5, 2021, we entered into amendments to our letter agreements with Rahul D. Ballal, Ph.D., our President and Chief Executive Officer (the “Ballal Amendment”), and Michael P. Gray, our Chief Financial Officer and Chief Operating Officer (the “Gray Amendment”), to modify the severance benefits to be received by Dr. Ballal and Mr. Gray if either is terminated in connection with a change of control of Imara.

Under the Ballal Amendment, if Dr. Ballal’s employment is terminated by us without cause or by Dr. Ballal with good reason within twelve months following a change of control, each as defined in Dr. Ballal’s letter agreement, Dr. Ballal will be entitled, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with certain restrictive covenants, to (i) continue receiving his then-current annual base salary for a period of eighteen months following the date his employment with us is terminated, (ii) reimbursement of COBRA premiums for health benefit coverage for a period of up to eighteen months following the date that his employment with us is terminated and (iii) one hundred and fifty percent of his annual bonus target amount for the year in which the termination occurs, payable as a lump sum.

Under the Gray Amendment, if Mr. Gray’s employment is terminated by us without cause or by Mr. Gray with good reason within twelve months following a change of control, each as defined in Dr. Gray’s letter agreement, Mr. Gray will be entitled, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with certain restrictive covenants, to (i) continue receiving his then-current annual base salary for a period of twelve months following the date his employment with us is terminated, (ii) reimbursement of COBRA premiums for health benefit coverage for a period of up to twelve months following the date that his employment with us is terminated and (iii) one hundred percent of his annual bonus target amount for the year in which the termination occurs, payable as a lump sum.

Copies of the Ballal Amendment and the Gray Amendment are attached as Exhibit 10.1 Exhibit 10.2, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference. The foregoing descriptions of the Ballal Amendment and the Gray Amendment do not purport to be complete and are qualified in their entirety by reference to such exhibits.

Item 6. Exhibits.

Exhibit Number	Description

10.1	First Amendment to the Amended and Restated Letter Agreement, dated as of November 5, 2021, by and between the Registrant and Rahul D. Ballal, Ph.D.

10.2	First Amendment to the Amended and Restated Letter Agreement, dated as of November 5, 2021, by and between the Registrant and Michael P. Gray.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMARA Inc.

Date: November 9, 2021	By:	/s/ Rahul D. Ballal, Ph.D.
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Michael P. Gray
Michael P. Gray
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)