Form 10-K
period 2021-12-31
IMARA Inc.
filed 2022-03-15
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2021 was $87,931,922.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2022 was 26,287,264.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

•	our planned research and development activities for any additional product candidates we may develop, including IMR-261;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and need for additional financing;
•	our plans to develop and, if approved, subsequently commercialize tovinontrine and any other product candidates, including in combination with other drugs and therapies;
•	the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for tovinontrine and any other product candidates we may identify and pursue;
•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and investments;
•	the potential advantages or differentiating features of tovinontrine and any other product candidates we may identify and pursue;
•	the rate and degree of market acceptance and clinical utility of tovinontrine and any other product candidates we may identify and pursue;
•	our estimates regarding the potential market opportunity for tovinontrine and any other product candidates we may identify and pursue;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for tovinontrine and any other product candidates we may identify and pursue;
•	our ability to identify additional products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives;
•	the impact of government laws and regulations;
•	our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available;
•	our ability to maintain and establish collaborations or obtain additional funding;
•	our ability to continue as a going concern; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act.

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

•	We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.
•	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
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
•

If we fail to comply with our obligations under our existing license agreements, or under any future intellectual property licenses, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

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

PART I

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing novel therapeutics to treat patients suffering from rare inherited genetic disorders of hemoglobin, known as hemoglobinopathies, and other serious diseases. Our pipeline is built on the differentiated therapeutic potential of our lead product candidate, tovinontrine (IMR-687), which is an oral, highly selective, potent small molecule inhibitor of phosphodiesterase-9, or PDE9.  Tovinontrine is currently in Phase 2b clinical development for the treatment of sickle cell disease, or SCD, and β-thalassemia and we expect to begin clinical development of tovinontrine in heart failure with preserved ejection fraction, or HFpEF, in the second quarter of 2022.  We are also advancing IMR-261, an oral, clinic-ready activator of nuclear factor erythroid 2–related factor 2, or Nrf2.

Disease Areas

Hemoglobinopathies

Hemoglobinopathies are a diverse range of rare inherited genetic disorders in which there is abnormal or decreased production of hemoglobin, the iron-containing protein in red blood cells, or RBCs, responsible for transporting oxygen in the blood. Hemoglobinopathies can be broadly categorized into two groups. The first group, which includes SCD, results from structural abnormalities in hemoglobin that cause RBCs to become inflexible and elongated (sickle-shaped), ultimately blocking blood flow to organs, which can lead to vaso-occlusive crises, or VOCs. SCD is characterized by debilitating pain, progressive multi-organ damage and early death. The global prevalence of SCD is estimated to be approximately 4.4 million patients, including approximately 100,000 patients in the United States and 134,000 patients in the European Union.

The second group of hemoglobinopathies, which includes β-thalassemia, results from decreased production of hemoglobin or ineffective erythropoiesis (RBC production), leading to fewer, smaller, paler RBCs and chronic anemia. β-thalassemia is often grouped into two subsets: patients with non-transfusion dependent thalassemia, or NTDT, and patients with transfusion dependent thalassemia, or TDT. If left untreated, β-thalassemia causes severe anemia, splenomegaly, skeletal abnormalities, leg ulcers, iron overload, and organ failure, often leading to early death. The global prevalence of β-thalassemia is estimated to be approximately 288,000 patients, with the total combined prevalence in the United States and the European Union estimated to be approximately 19,000 patients.

SCD and β-thalassemia are both designated as rare diseases in the United States and the European Union.

Heart Failure with Preserved Ejection Fraction

Heart failure with preserved ejection fraction, or HFpEF, also known as diastolic heart failure, is typically caused by abnormalities of cardiac filling, which leads to symptoms such as shortness of breath, exercise intolerance and fluid retention. Characteristics of HFpEF are heterogeneous, but commonly include ventricular hypertrophy, diastolic dysfunction, endothelial dysfunction, insulin resistance, and inflammation. Comorbidities, such as hypertension, anemia, chronic kidney disease, diabetes, and obesity, are also common in HFpEF and are thought to contribute to its development.  HFpEF accounts for approximately half of all cases of heart failure and has become the predominant form of heart failure over time.   Prevalence in the United States is estimated to be approximately 3-4 million patients.  In contrast to heart failure with reduced ejection fraction, or HFrEF, there are relatively few treatment options to improve symptoms and outcomes for patients and there are currently only two FDA-approved products (Entresto and Jardiance) for the treatment of HFpEF.

Product Candidates

Tovinontrine (IMR-687)

Our lead candidate, tovinontrine, is a highly selective and potent small molecule inhibitor of PDE9. PDE9 selectively degrades cyclic guanosine monophosphate, or cGMP, an active signaling molecule that plays an important role in vascular biology. Lower levels of cGMP are found in patients with SCD and β-thalassemia and are associated with reduced blood flow, increased inflammation, greater cell adhesion and reduced nitric oxide mediated vasodilation. Blocking PDE9 acts to increase cGMP levels, which is associated with several benefits including the potential reactivation of fetal hemoglobin, or HbF, a natural hemoglobin produced during fetal development, lower white blood cell, or WBC, activation and reduced adhesion across various cell types. Increased levels of HbF in RBCs have been demonstrated to improve symptomology and substantially lower disease burden in both patients with SCD and patients with β-thalassemia and, along with reduced WBC adhesion and platelet aggregation, may result in fewer VOCs for SCD patients.

In addition, levels of cGMP are often reduced in patients with heart failure. Augmenting cGMP through the natriuretic peptide-cGMP pathway has been shown to mediate cardioprotective effects that lead to reduced heart failure disease progression and fewer cardiac events.

We believe tovinontrine may have advantages over other therapies, including having a multimodal approach and being an oral dosing regimen. In addition, tovinontrine tablets have been shown to be stable at high temperatures and in humid conditions, potentially enabling worldwide access, including in areas where SCD and ß-thalassemia are endemic.

SCD Program

We are currently conducting the Ardent Phase 2b clinical trial of tovinontrine, a randomized, double-blind, placebo-controlled trial in approximately 115 adult patients with SCD.  We have completed enrollment in the Ardent clinical trial and expect to report interim data from this trial in the first week of April 2022 and final data in the second half of 2022.  In November 2021, we made the decision to change the primary endpoint of the Ardent trial to annualized rate of VOCs following a written recommendation from the FDA.  HbF response, which was previously the primary endpoint, will continue to be evaluated as a key secondary endpoint.

 The Ardent trial follows completion of our Phase 2a clinical trial of tovinontrine in SCD, which demonstrated a well-tolerated safety profile for tovinontrine and potential benefits from tovinontrine with respect to VOCs.  Changes in SCD-related biomarkers were variable.

We are also conducting a long-term open label extension, or OLE, clinical trial of tovinontrine, which is comprised of patients who completed our Phase 2a clinical trial of tovinontrine.  Data from the OLE trial presented at the American Society of Hematology (ASH) Annual Meeting in December 2021 demonstrated a well-tolerated safety profile for tovinontrine, potential benefits from tovinontrine with respect to VOCs and improvements in certain SCD-related biomarkers, including HbF and F-cells, through 12 months of treatment on the OLE trial.

In the second quarter of 2022, we expect to initiate a new, long-term OLE trial of tovinontrine for patients who complete the Ardent Phase 2b clinical trial in SCD.  In addition to patients from the Ardent trial, we expect patients from the ongoing Phase 2a OLE trial to roll over into this new OLE trial, resulting in one OLE trial with patients from both the Phase 2a clinical trial and the Ardent Phase 2b clinical trial.

ß-thalassemia Program

We are also conducting the Forte Phase 2b clinical trial of tovinontrine, a randomized, double-blind, placebo-controlled trial in approximately 120 TDT and NTDT patients with ß-thalassemia.  In November 2021, we presented data from a pre-specified interim analysis from the Forte trial in TDT patients.  The interim analysis data demonstrated a well-tolerated safety profile for tovinontrine and a trend for reduced transfusion burden in the higher dose cohort.  We expect to report additional interim data for TDT and NTDT patients from the Forte trial in the first week of April 2022 and data from the final analysis of the Forte clinical trial in the second half of 2022.

HFpEF Program

In the second quarter of 2022, we expect to dose the first patient in the SP9IN Phase 2 clinical trial of tovinontrine in HFpEF.  The SP9IN trial will be a randomized, placebo-controlled trial of approximately 170 patients 45 years of age or older with enriched PDE9 expression and persistent symptoms of HFpEF.  The primary endpoint of the trial will be the change in N-terminal pro b-type natriuretic peptide, or NT-proBNP, levels.

IMR-261

We have commenced research activities for IMR-261 (formerly CXA-10), an oral, clinical-ready activator of Nrf2.  In pre-clinical models of SCD, IMR-261 was observed to activate expression of HbF and reduce VOCs. Furthermore, in a preclinical model of ß-thalassemia, IMR-261 was observed to increase hemoglobin and enhance RBC maturation.  We have initiated work on drug product manufacturing for IMR-261 as we explore potential clinical development paths in hemoglobinopathies, iron disorders and potentially other areas.

Prior to its acquisition by us, IMR-261 was evaluated by Complexa, Inc. in Phase 2 clinical trials in focal segmental glomerulosclerosis, or FSGS, and pulmonary arterial hypertension, or PAH, and independent medical literature suggests potential in a broad array of RBC diseases, including disorders of hemoglobin, and iron overload diseases.

Our Pipeline

We are advancing a pipeline of therapeutic programs to address diseases with significant unmet medical need. The following chart summarizes key information about our programs:

Our Strategy

Our goal is to become a leading biopharmaceutical company focused on the development and commercialization of novel therapies. To achieve this, we are focused on the following key strategies:

•

Rapidly advance tovinontrine through clinical development for the treatment of SCD and ß-thalassemia. There remains a significant need to develop additional differentiated disease-modifying, oral therapies to treat SCD and β-thalassemia. We are currently conducting Phase 2b clinical trials of tovinontrine for SCD and ß-thalassemia and expect to report interim data from each trial in the first week of April 2022.

•

Expand clinical development of tovinontrine for the treatment of HFpEF. Published literature suggests that the inhibition of PDE9, and resulting increases in cGMP through natriuretic peptide modulation, can serve as an attractive target for the prevention and treatment of vascular disease, including HFpEF.  Data from three preclinical mouse models of tovinontrine showed that selective inhibition of PDE9 with tovinontrine was effective for prevention and treatment of cardiac hypertrophy and renal dysfunction, indicating that tovinontrine may be a promising treatment option for patients suffering from HFpEF.  We expect to begin clinical development of tovinontrine in HFpEF in the second quarter of 2022.

•

Continue efforts to expand our pipeline. We have commenced research activities for IMR-261, an activator of Nrf2.  In pre-clinical models of SCD, IMR-261 was observed to activate expression of HbF and reduce VOCs. Furthermore, in a preclinical model of ß-thalassemia, IMR-261 was observed to increase hemoglobin and enhance RBC maturation.  We have initiated work on drug product manufacturing for IMR-261 as we explore potential clinical development paths. We are also exploring business development opportunities to identify novel product candidates.

•

Maximize the commercial opportunity of our product portfolio. We have retained worldwide development and commercial rights to tovinontrine and are pursuing a clinical and regulatory development strategy for tovinontrine in the United States, Europe and certain other international regions. As we advance tovinontrine through clinical development, we intend to establish a focused marketing and sales infrastructure in order to maximize the commercial opportunity in the United States and Europe, and potentially other international regions.

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

The Role of Fetal Hemoglobin on RBC Pathophysiology and SCD

One way to prevent the polymerization of HbS that results in sickled RBCs is to enhance the overall affinity of hemoglobin for oxygen, which reduces sickling in low oxygen environments and ameliorates pathophysiology of the disease. A promising approach to enhance hemoglobin-oxygen affinity is to reactivate production of inactive HbF, which we refer to as HbF induction. HbF is a natural hemoglobin that is activated during fetal development and is designed to give the growing fetus better access to oxygen from the maternal bloodstream. HbF has higher affinity for oxygen and ceases production approximately six months after birth, at which time it is replaced by adult hemoglobin that has lower oxygen affinity. Accordingly, newborns with SCD do not experience RBC sickling or resulting symptomology in the first four to five months of life. As HbF production declines and mutated HbS is produced in its place, SCD clinical manifestations begin to rapidly emerge. Some children with SCD mature into adulthood with persistence of HbF, otherwise known as hereditary persistence of HbF, and this reduces the long-term clinical manifestations of SCD. In some cases, these patients are essentially asymptomatic. A systematic literature review and series of quantitative meta-analyses revealed statistically significant associations between increases in HbF and clinical outcomes in SCD including mortality, stroke, acute chest syndrome, pain, blood transfusion, retinopathy and splenomegaly.

The Role of Other Cell Types in SCD

While HbF induction focuses primarily on the RBC aspect of SCD pathophysiology, non-RBC factors also play an important role in SCD. Several other cell types contribute to SCD, including WBCs, endothelial cells and platelets. Dysfunction of these cells, their inter-relationship and resulting downstream inflammatory processes contribute to numerous acute symptoms in SCD patients, such as painful VOCs and multi-organ damage. Third-party clinical data suggest that elevated WBCs are a predictor of increased risk of early death in patients with SCD. Furthermore, in patients with SCD, WBCs are activated and express higher levels of cell surface markers associated with adhesion, such as CD11a, CD11b and CD18. WBCs also interact with sickled RBCs and endothelial cells causing both cell aggregation and adhesion within the blood vessel. As a result, endothelial cells are damaged and secrete inflammatory signals that can ultimately lead to organ damage. Platelets exacerbate this inflammatory cascade by releasing cell signaling molecules known as cytokines and further contribute to the cellular blockage in blood vessels that causes VOCs.

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

Approved and Emerging Modalities and Their Limitations

Approved Treatments

Managing SCD and its various clinical manifestations is complex, and patients have historically had limited options for treatment. In November 2019, the FDA granted accelerated approval for Oxbryta (voxelotor) for the treatment of SCD in patients 12 years of age and older and its label has subsequently been expanded to include patients four years of age and older. In February 2022, the European Commission approved Oxbryta for the treatment of hemolytic anemia in patients with SCD 12 years of age and older. Oxbryta is an oral therapy taken once daily and is the first approved treatment that directly inhibits sickle hemoglobin polymerization. In November 2019, the FDA also approved Adakveo (crizanlizumab), which has been demonstrated to reduce the frequency of VOCs in adult and pediatric patients aged 16 years and older with SCD. Adakveo received conditional approval in the European Union in October 2020 for the prevention of recurrent VOCs in SCD patients aged 16 years and older.  Adakveo is administered intravenously and binds to P-selectin, which is a cell adhesion protein that plays a central role in the multicellular interactions that can lead to VOCs.

While these approvals are important milestones for patients with SCD, we believe that there remains a significant unmet need for SCD therapies. Oxbryta was approved by the FDA on an accelerated basis based on improvements in hemoglobin levels as a surrogate endpoint reasonably likely to predict clinical benefit.  Continued approval for this indication may be contingent upon verification and description of the clinical benefit in a confirmatory study which is currently ongoing and is evaluating cerebral blood flow velocity. Adakveo does not treat the underlying cause of SCD and is only available through intravenous administration, not in oral form.

Prior to the approval of Oxbryta and Adakveo for SCD, there were only two FDA-approved drugs in the United States to treat SCD: Hydroxyurea, or HU, and Endari (L-glutamine); and only one approved drug in the European Union:  HU. These therapies have significant limitations in their safety, dosing regimen, efficacy and long-term effects.

HU, an oral chemotherapy that induces HbF and decreases sickling of the RBC, was first approved by the FDA for the treatment of SCD in 1998 and approved in the European Union in 2007. Despite numerous benefits, HU remains a suboptimal therapy for several reasons:

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

Endari, an oral powder form of L-glutamine, was approved by the FDA in 2017. L-glutamine is an amino acid precursor to nicotinamide adenine dinucleotide, or NAD, and is thought to reduce the oxidative stress that is present in patients with SCD. In September 2019, Emmaus Life Sciences, Inc. withdrew its marketing application to the European Medicines Agency, or EMA, for Endari.

Blood transfusions are another suboptimal treatment option for patients with SCD. Transfusions can transiently bolster hemoglobin levels by adding functional RBCs but can lead to several complications that include iron overload, adverse immune response and transmission of transfusion-associated infections. Due to the lack of uniform accessibility to blood transfusions, they are not widely employed for the treatment of SCD. Allogeneic hematopoietic stem cell transplant, or HSCT, is available as a potentially curative treatment for SCD and acts by halting sickled RBC production from the affected marrow and replacing it with healthy hematopoietic stem cells from a matched donor. HSCT is rarely used due to the difficulty in finding a matched donor, the potential for infection and an approximately 5% mortality rate. The possibility of increased mortality risk relegates this to a last option, often utilized only in the most severe cases.

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

Anti-Polymerization Agents: Anti-polymerization agents, such as Oxbryta, are designed to prevent polymerization of hemoglobin and sickling of RBCs by increasing hemoglobin’s affinity for oxygen and maintaining hemoglobin in an oxygenated state. However, approaches that are solely focused on reducing polymerization may not address the complex symptomology of SCD and the clinical impact of Oxbryta on VOCs remains a question.

HbF Inducers:  HbF inducers seek to reactivate production of HbF in an effort to enhance hemoglobin-oxygen affinity.  Examples include FTX-6058, under development by Fulcrum Therapeutics, Inc., or Fulcrum, and EPI-01, under development by Novo Nordisk A/S, or Novo Nordisk (in collaboration with EpiDestiny, Inc., or EpiDestiny).

PKR Activators:  Pyruvate kinase-R, or PKR, is an enzyme that is involved in the conversion of sugar into energy and is critical for the survival of RBCs. Mutations in PKR cause deficiencies in this process which results in a shortened lifespan for RBCs.  This has led to the hypothesis that PKR activation can overturn this deficiency and may lead to a therapeutic benefit in patients with SCD.  Examples include mitapivat (AG-348), under development by Agios Pharmaceuticals, Inc., or Agios, and etavopivat (FT-4202), which is under development by Forma Therapeutics, Inc., or Forma.

Selectin Inhibitors: Pan selectin and specific P-selectin inhibitors, such as Adakveo, are designed to reduce adhesion of WBCs to the endothelial cell wall and reduce VOCs; however, selectin inhibitors do not ultimately prevent the sickling of RBCs in SCD. Furthermore, Adakveo requires lengthy infusion treatments every three to four weeks. Global Blood Therapeutics, Inc, or GBT, is also developing inclacumab, a specific P-selectin inhibitor that was previously under development for non-SCD indications.

Gene Therapy/Editing: Gene-based therapy is an innovative and potentially curative approach to SCD treatment. Like HSCT, gene therapy for SCD involves several pre-treatment steps that can include chemotherapy, which carry significant standalone risks. bluebird bio, Inc., or bluebird, and Aruvant Sciences, Inc., or Aruvant, are each developing gene therapies which aim to deliver a functional copy of the human beta-globin gene.  Gene editing, including CRISPR-Cas9, is an alternative approach to gene modification that has recently advanced in clinical development. Examples of gene editing approaches include CTX-001, currently in development by CRISPR Therapeutics AG, or CRISPR (in collaboration with Vertex Pharmaceuticals Incorporated, or Vertex).  Numerous questions remain with respect to the gene editing approach, including off-target mutagenesis and the ultimate potential reach of such therapeutics. More studies are needed to establish durability and safety of these potential treatments.

The Role of Phosphodiesterase-9 in SCD

Tovinontrine is being developed to inhibit PDE9. PDE9 decreases cGMP, an active signaling molecule that plays an important role in vascular biology. Lower levels of cGMP, as found in patients with SCD, are associated with reduced blood flow, increased inflammation, greater cell adhesion and reduced nitric oxide-mediated vasodilation.  In addition, PDE9 is highly expressed in cells of interest in SCD, specifically reticulocytes, which are an important cell type for HbF induction. Furthermore, PDE9 has high expression in WBCs and in areas where RBCs are formed.  In preclinical studies, PDE9 inhibitors have been shown to increase cGMP concentrations, induce HbF and F-cells, reduce WBC activation and adhesion across other cell types and modulate adhesion mediators.  This was further demonstrated in preclinical SCD models of tovinontrine, where we observed that tovinontrine is a potent cGMP inducer and had a multimodal mechanism of action, acting to increase HbF expression in RBCs, reduce RBC sickling and decrease expression of WBC adhesion molecules.

Our Solution for Sickle Cell Disease: Tovinontrine as a Differentiated PDE9 Inhibitor

Our approach to address SCD is fundamentally distinct from other therapies. Tovinontrine is being developed to directly and potently inhibit PDE9, which represents a differentiated approach to increase cGMP levels, with a selectivity for PDE9 that we believe will make it amenable for long-term use. We believe tovinontrine may have advantages over other therapies in SCD, including a multimodal approach and an oral, once daily dosing regimen. In addition, tovinontrine tablets have been shown to be stable at high temperatures and in humid conditions, potentially enabling worldwide access, including in areas where SCD and ß-thalassemia are endemic.

We believe tovinontrine has several differentiating features relative to other PDE9 inhibitors:

Highly Potent PDE9 Inhibitor: Tovinontrine is a highly potent PDE9 inhibitor, as measured by induction of cGMP across escalating doses. Tovinontrine has been designed to rapidly increase cGMP, which translates to HbF induction and potentially reduced WBC adhesion.

Differentiated Selectivity and Tolerability Profile: Tovinontrine is highly specific to PDE9 and not selective for other phosphodiesterase family members. Toxicology studies of tovinontrine, including fertility and juvenile studies, support its potential benefit as a long-term therapy in adults and children. We believe this selectivity will allow us to optimize dose while minimizing off-target effects.

Minimal Brain Penetration: Tovinontrine was observed to have minimal brain penetration in preclinical in vivo models relative to other PDE9 inhibitors that have been studied. We believe this will reduce the potential impact of PDE9 inhibition on central nervous system development and function.

Drug Product Stability: Tovinontrine tablets have been shown to be stable at high temperatures and in humid conditions, potentially enabling worldwide access, including in underserved regions where SCD and β-thalassemia are endemic.

Preclinical and Healthy Volunteer Data

In preclinical SCD models, we observed that tovinontrine is a potent cGMP inducer and had a multimodal mechanism of action, acting to increase HbF expression in RBCs, reduce RBC sickling and decrease expression of WBC adhesion molecules.

In an SCD in vitro model, we measured the ability of tovinontrine to increase cGMP levels in an RBC cell line as compared to HU. In this study, we observed that tovinontrine induced cGMP production in a dose-dependent manner at an approximately 30-fold lower drug concentration than HU. In addition, at an equivalent drug concentration of 10 µM of tovinontrine, we observed an approximately ten-fold increase in cGMP levels as compared to HU. We also evaluated tovinontrine in a mouse model of SCD that expresses human sickle hemoglobin. We observed that tovinontrine demonstrated statistically significant increases in F-cells, statistically significant decreases in the percentage of sickled RBCs and decreases in markers of hemolysis, or destruction of RBCs, and WBC adhesion.

In 2016, we initiated a Phase 1 randomized, double-blind, placebo-controlled clinical trial of tovinontrine in healthy volunteers.  In that trial, single and multiple ascending doses of tovinontrine were reported to be well tolerated to a maximum dose of 4.5 mg/kg per day and no serious adverse events were reported.  In 2021, we conducted a second healthy volunteer clinical trial of tovinontrine to explore higher doses of tovinontrine. This single ascending dose followed by a multiple dose trial tested doses of up to 13 mg/kg per day.  The results demonstrated that doses of up to 8 mg/kg per day were well tolerated and no dose limiting toxicities or serious adverse events were reported at any dose tested.

Phase 2a Clinical Trial of Tovinontrine in SCD

Our Phase 2a clinical trial was a randomized, double-blind, placebo-controlled clinical trial in adult patients with SCD and was conducted at clinical centers in the United States and the United Kingdom. The trial evaluated the safety, tolerability, pharmacokinetics, or PK, and exploratory pharmacodynamic, or PD, and clinical outcomes of escalating doses of tovinontrine administered once daily for 16 to 24 weeks, either as a monotherapy or in combination with HU. A total of 93 patients were dosed in the trial, of which 58 patients were on monotherapy and 35 patients were treated in combination with HU.  Patients on treatment in the monotherapy arm received an escalating dose of tovinontrine of up to 200 mg per day, while patients in the combination arm received an escalating dose of tovinontrine of up to 100 mg per day in addition to HU.

The data from the Phase 2a clinical trial demonstrated that tovinontrine was well tolerated as a monotherapy and in combination with HU at all dose levels. Changes in SCD-related biomarkers were variable across the trial. A post-hoc analysis of the pooled results further showed that when compared to placebo (N=30), patients on tovinontrine (N=63) had:

•	a 40% lower mean annualized rate of VOCs;
•	a 38% lower mean annualized rate of VOC-related hospitalizations;
•	an increase in time to first VOC of 169 days for patients treated with tovinontrine versus 87 days for placebo groups; and
•	improvements in the patient-reported VOC pain severity score.

Phase 2a Open Label Extension of Tovinontrine in SCD

We are conducting a four-year OLE clinical trial which allows patients from the Phase 2a clinical trial to enroll in a long-term safety and tolerability study of tovinontrine following completion of the Phase 2a clinical trial.  Patients in the OLE clinical trial initially received a once-daily dose of tovinontrine of 200 mg and have subsequently been escalated to a once-daily dose of up to 400 mg.

In December 2021, we presented 12-month data from the OLE trial at the American Society of Hematology (ASH) Annual Meeting. Of the 26 subjects enrolled, 21 were evaluable at month 12 (as of the data cut-off).  Tovinontrine was generally well-tolerated as a monotherapy as well as in combination with HU. There were no clinically significant changes in lab safety data, electrocardiogram data or vital signs, and no patients discontinued from the study due to adverse events.

The median annualized VOC rate was reduced by 38% in subjects previously in the placebo group in the Phase 2a clinical trial (N=7), with median annualized VOC rates of 5.0 (Phase 2a) and 3.1 (OLE) per year, with a median duration of treatment of 6.4 months and 11.6 months, respectively.

The low median annualized VOC rate for tovinontrine-treated patients in the Phase 2a clinical trial was maintained in subjects in the OLE clinical trial (N=14), with median annualized VOC rates of 0 (Phase 2a) and 2.0 (OLE) per year, with a median duration of treatment of 6.4 months and 11.8 months, respectively.

22% (4/18) of evaluable patients had an absolute increase in HbF greater than 3%. 47% (9/19) of patients had an absolute increase in F-cells greater than 6%, and F-cell increases were observed in 18 out of 19 evaluable patients.

Ardent Phase 2b Clinical Trial of Tovinontrine in SCD

We are currently conducting the Ardent Phase 2b clinical trial of tovinontrine in SCD, a randomized, double-blind, placebo-controlled, multicenter study of approximately 115 adult patients with SCD. Patients were initially randomly assigned in a 2:1 ratio to receive either low dose tovinontrine (once daily dose of 200 mg or 300 mg based on patient weight) or placebo.  In the first quarter of 2021, an independent data monitoring committee for the Ardent trial recommended opening of the high dose tovinontrine treatment arm following review of available safety and tolerability data.  After this point, patients were randomly assigned in a 1:2:1 ratio to receive low dose tovinontrine (once daily dose of 200 mg or 300 mg based on patient weight), high dose tovinontrine (once daily dose of 300 mg or 400 mg based on patient weight) or placebo.  We completed enrollment in the Ardent trial in the third quarter of 2021.

The planned primary efficacy endpoint of the Ardent trial is annualized rate of VOCs, and the trial is powered for statistical significance with respect to this endpoint. We decided to change the primary endpoint of the Ardent trial from HbF response, defined as an increase of ≥3% in HbF, to annualized rate of VOCs following a written recommendation from the FDA in November 2021.  HbF response will continue to be evaluated as one of two key secondary endpoints, with an evaluation of time to first VOC as the other key secondary endpoint.  In addition, other secondary endpoints include the evaluation of the effect of tovinontrine versus placebo on (i) the percent of patients who are VOC-free, time to second VOC, VOC-related hospitalizations, (ii) HbF-associated biomarkers, (iii) indices of red cell hemolysis, (iv) indices of WBC adhesion, and (v) quality of life measures.

We plan to conduct an interim analysis from the Ardent trial of patients who have reached at least 24 weeks of dosing and expect to report data related to the primary endpoint from this interim analysis in the first week of April 2022.  We expect to report final data from the Ardent trial through 52 weeks of treatment in the second half of 2022.

In the second quarter of 2022, we expect to initiate long-term OLE clinical trial of tovinontrine for patients who complete the Ardent Phase 2b clinical trial in SCD.  In addition to patients from the Ardent trial, we expect patients from the ongoing Phase 2a OLE trial to roll over into this new OLE trial, resulting in one OLE trial with patients from both the Phase 2a clinical trial and the Ardent Phase 2b clinical trial.

β-thalassemia Disorder Overview

β-thalassemia is a rare inherited RBC disorder. Unlike patients with SCD, patients with β-thalassemia have a mutation that causes the absence or decreased synthesis of the beta globin subunit of hemoglobin, thereby creating an over-abundance of the alpha globin subunit. This causes the formation and aggregation of insoluble clumps that lead to ineffective RBC production and a reduction in the number of functioning RBCs. Furthermore, the RBCs that do survive have shorter lifespans and are smaller, paler and less efficient at transporting oxygen throughout tissues of the body. Oftentimes, RBCs of smaller size, measured as mean corpuscular volume, is a first indication of β-thalassemia prior to genotyping. If left untreated, β-thalassemia causes severe anemia, splenomegaly, skeletal abnormalities, organ failure and early death.

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

As in SCD, a promising way to address the missing or decreased presence of the beta globin subunit is to induce HbF production. In addition to resolving persistent anemia, HbF induction rectifies the missing or mutated beta globin subunit and thereby reduces the overabundance of free-floating alpha globin subunits. These benefits have the potential to result in increased functional RBC production, higher hemoglobin levels, reduced hemolysis and the reduction of adhesion and inflammation. In addition to HbF induction, independent research suggests activation of the nitric oxide-cGMP signaling pathway may induce RBC production, which is associated with increases in RBC counts and hemoglobin levels. We believe this is an important mechanism of action to that could be relevant in reducing disease burden. Furthermore, adhesion mediators are also highly upregulated in patients with β-thalassemia and may contribute to the increased number of clots in their blood vessels, known as a hypercoagulability state. Specifically, data show that two adhesion markers, ICAM-1 and VCAM-1, are over-expressed in patients with β-thalassemia as compared to controls. Furthermore, there is evidence that WBCs in patients with β-thalassemia express higher levels of CD11b and CD18, two important biomarkers in the WBC activation cascade.

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

In November 2019, the FDA approved Reblozyl (luspatercept-aamt) for the treatment of anemia in adult patients with β-thalassemia who require regular RBC transfusions. Reblozyl was approved by the European Commission in June 2020 to treat adult patients with transfusion-dependent anemia associated with ß-thalassemia.  Reblozyl is a modified receptor protein that promotes RBC maturation and increases overall RBC production, but does not address other cell types implicated in β-thalassemia. Reblozyl is not indicated for use as a substitute for RBC transfusions in patients who require immediate correction of anemia. Reblozyl is the first and only FDA-approved erythroid maturation agent, representing a new class of therapy which works by regulating late-stage RBC maturation to help patients reduce their RBC transfusion burden.

Emerging Modalities

There has been increased development of new treatments for β-thalassemia, but no clinical-stage program addresses the full spectrum of the disease in an oral, once-a-day tablet. These treatments can be broadly categorized into the following approaches:

RBC Maturation: Clinical stage programs in this category generally are aimed at promoting RBC maturation and/or increasing overall RBC production, but do not address other cell types implicated in b-thalassemia. Several molecules targeting this pathway to treat chronic anemia associated with ineffective erythropoiesis and iron overload are in development. These include IONIS-TMPRss6-LRx, under development by Ionis Pharmaceuticals, Inc., or Ionis Pharmaceuticals, SLN-124, under development by Silence Therapeutics PLC, or Silence Therapeutics, and VIT-2763, under development by Vifor Pharma Ltd, or Vifor.

Gene Therapy/Editing: As with SCD, gene therapy and gene editing approaches are also being developed as potential curative therapies for b-thalassemia. beti-cel is a gene therapy treatment in development by bluebird, while CTX-001 is a gene editing therapy currently in development by CRISPR (in collaboration with Vertex). Gene therapy involves pretreatment regimens associated with standalone risk which may limit its use in broad patient populations, and gene editing approaches still have many unanswered questions, including off-target mutagenesis.

PKR Activators: Drug candidates are being developed that activate PKR, an enzyme that is involved in the conversion of sugar into energy and is critical for the survival of RBCs.  Examples include mitapivat, under development by Agios, and etavopivat, under development by Forma in TDT and NTDT patients with ß-thalassemia.

Our Solution for β-thalassemia: Tovinontrine as a Differentiated PDE9 Inhibitor

PDE9 is a potent and highly selective mechanism that uniquely targets cGMP degradation, making it a promising pathway to increase cGMP, reactivate HbF, enhance RBC production, enable RBC maturation, and reduce WBC activation in β-thalassemia. We believe tovinontrine is a differentiated PDE9 inhibitor that is highly potent, selective for its target, minimally brain penetrating, and is delivered in an oral, once-a-day therapy, which could be used globally.

Preclinical Data of Tovinontrine in ß-thalassemia

We conducted preclinical studies in a ß-thalassemia mouse model that recapitulates the human NTDT condition. This mouse model lacks a functional beta globin subunit, leading to deficits in hemoglobin and RBCs, as well as slowed RBC maturation. After 30 days of treatment at two different doses, we observed that tovinontrine induced statistically significant increases in functional hemoglobin and total RBC counts in a dose dependent way, with the 60mg/kg dose outperforming the 30mg/kg dose. Allometric scaling to reflect dose conversion from mouse to human indicates that the 30mg/kg mouse dose is equivalent to a human dose of approximately 2.4mg/kg and the 60mg/kg mouse dose is equivalent to a human dose of approximately 4.9mg/kg.

Promotion of RBC maturation, a key mechanistic component in reducing ß-thalassemia pathology, was also observed in preclinical studies. After 30 days of once-a-day treatment with 30 mg/kg and 60 mg/kg of tovinontrine, we observed that erythroblast maturation was significantly improved as reflected by an increase in the amount of Ery.C, which is the population of mature erythroblasts, in comparison to Ery.B, which are more immature erythroblasts. These changes were also associated with a decrease on the ratio of Ery.B to Ery.C, otherwise known as a maturation index, where lower ratio indicates progression to maturity.

Forte Phase 2b Clinical Trial of Tovinontrine in ß-thalassemia

We are currently conducting the Forte Phase 2b clinical trial of tovinontrine in ß-thalassemia, a randomized, double-blind, placebo-controlled trial, evaluating the safety and tolerability of tovinontrine in approximately 120 adult patients with ß-thalassemia.  Similar to the Ardent SCD trial, patients were initially randomly assigned in a 2:1 ratio to receive either low dose tovinontrine (once daily dose of 200 mg or 300 mg based on patient weight) or placebo.  In the first quarter of 2021, an independent data monitoring committee for the Forte trial recommended opening of the high dose tovinontrine treatment arm following review of available safety and tolerability data.  After this point, patients have been randomly assigned in a 1:2:1 ratio to receive low dose tovinontrine (once daily dose of 200 mg or 300 mg based on patient weight), high dose tovinontrine (once daily dose of 300 mg or 400 mg based on patient weight) or placebo.

In addition to safety, for TDT patients, we are evaluating the effect of tovinontrine versus placebo in reducing the number of RBC units transfused in any 12-week interval as compared to the 12-week interval prior to randomization, known as the transfusion burden. For NTDT patients, we are evaluating the effect of tovinontrine versus placebo on HbF and hemoglobin, or Hb. The Forte trial will also examine additional exploratory efficacy endpoints as well as additional safety and PK endpoints.

In November 2021, we conducted a pre-specified protocol-driven interim analyses in approximately 43 TDT patients, 35 of whom completed at least 12 weeks of treatment and were in the analysis population for transfusion burden.  The median baseline transfusion burden in each of the high dose tovinontrine and placebo groups was 7.5 RBC units/12 weeks. Furthermore, 54% of the subjects in the analysis population (19/35) had the more severe β0/β0 genotype.  The interim data demonstrated tovinontrine was well-tolerated, with the most frequent adverse events (at least 10% of subjects in pooled tovinontrine dose groups) being nausea, headache and dizziness. Four (9.3%) patients discontinued due to adverse events considered at least possibly related to study drug.

The proportion of patients who had at least a33% reduction in transfusion burden (of at least 2 units) in any 12-week interval as compared to the 12-week interval prior to randomization was greater in the high dose tovinontrine group (7/8) versus placebo, despite an unexpectedly high response rate in the placebo group (8/12). Additionally, the proportion of patients who had at least a 33% reduction in transfusion burden (of at least 2 units) in any 14-week interval as compared to the 12-week interval prior to randomization was also greater in the high dose tovinontrine group (5/8) versus the placebo group (5/12).  Low dose tovinontrine did not show a higher response rate when compared to the placebo group. No substantial differences between groups were observed in transfusion burden response rate using a fixed interval (weeks 13-24). RBC markers were not evaluable in these regularly transfused subjects.

We expect to report data from an additional interim analysis in approximately 50 TDT patients and 30 NTDT patients through 24 weeks of dosing in the first week of April 2022 and final data from the Forte trial in the second half of 2022.

HFpEF Disease Overview

HFpEF, also known as diastolic heart failure, is typically caused by abnormalities of cardiac filling, which leads to symptoms such as shortness of breath, exercise intolerance and fluid retention. Characteristics of HFpEF are heterogeneous, but commonly include ventricular hypertrophy, diastolic dysfunction, endothelial dysfunction, insulin resistance, and inflammation. Comorbidities, such as hypertension, anemia, chronic kidney disease, diabetes, and obesity, are also common in HFpEF, which are thought to contribute to its development.  HFpEF accounts for approximately half of all cases of heart failure and is becoming the predominant form of heart failure over time.   Prevalence in the United States is estimated to be approximately 3-4 million patients.  In contrast to heart failure with reduced ejection fraction, or HFrEF, there are relatively few treatment options to improve symptoms and outcomes for patients.

Our Solution for HFpEF: Tovinontrine as a Differentiated PDE9 Inhibitor

cGMP is known to play a pivotal role in cardiovascular and metabolic health. For example, increased cGMP signaling promotes vasodilation, natriuresis, diuresis, insulin sensitivity and lipolysis, and can inhibit cardiac hypertrophy, inflammation and adverse platelet-leukocyte-endothelial interactions. Therefore, increasing cGMP by PDE9 inhibition may be an attractive target for the treatment of HFpEF.  We believe tovinontrine is a differentiated PDE9 inhibitor that is highly potent, selective for its target, minimally brain penetrating, and is delivered in an oral, once-a-day therapy.

Preclinical Data of Tovinontrine in HFpEF

We conducted in vivo studies with tovinontrine in three different established mouse models for HFpEF in collaboration with the Necker Institute of Paris, France. In the first model, we tested whether tovinontrine could prevent the development of HFpEF induced by unilateral nephrectomy and six-week continuous infusion of d-aldosterone.  Tovinontrine was administered at doses of 60 mg/kg or 100 mg/kg concurrently with d-aldosterone for six weeks.  The results showed that tovinontrine significantly attenuated the development of cardiac and cardiomyocyte hypertrophy and limited the increase in biomarkers of myocardial inflammation and fibrosis.  Congruent findings were obtained in the second model, in which mice received continuous infusion of angiotensin II for six weeks to produce the HFpEF phenotype.  Tovinontrine was administered at doses of 60 or 100 mg/kg concurrently with angiotensin II infusion for six weeks.  The results showed that tovinontrine attenuated cardiac and cardiomyocyte hypertrophy and limited the increase in biomarkers of myocardial inflammation and fibrosis.  In addition to these two preventive models, a third model was employed to test the therapeutic potential of tovinontrine to treat prevalent HFpEF.  In this study, 20 week-old diabetic prone obese mice that displayed the HFpEF phenotype were assigned to receive vehicle or tovinontrine at 60- or 100-mg/kg for eight weeks. The mice treated with tovinontrine displayed significantly less cardiomyocyte hypertrophy and lower levels of biomarkers of myocardial inflammation and fibrosis.  In the control arms of all three models, we found increased myocardial transcript levels of PDE9, atrial natriuretic peptide, or ANP, and B-type natriuretic peptide, or BNP.  In all three models, we found that tovinontrine significantly reduced PDE9, ANP and BNP transcript levels in a dose-dependent manner.

Planned Phase 2 Clinical Trial of Tovinontrine in HFpEF

In the second quarter of 2022, we expect to dose the first patient in the SP9IN Phase 2 clinical trial of tovinontrine in HFpEF.  The SP9IN trial will be a randomized, placebo-controlled trial of approximately 170 patients 45 years of age or older with enriched PDE9 expression and persistent symptoms of HFpEF.  Patients will receive either tovinontrine (twice daily dose of 300 mg or 400 mg based on patient weight) or placebo for 16 weeks.  The primary endpoint will be the change in NT-proBNP levels, with secondary endpoints that include safety and tolerability as well as quality of life measures such as Kansas City Cardiomyopathy Questionnaire (KCCQ) and New York Heart Association (NYHA) classification. Exploratory measures are expected to include a clinical composite score, 6-minute walk test and evaluation of cardiac structure and function.

IMR-261 (formerly CXA-10)

Overview

We have commenced research activities for IMR-261 (formerly CXA-10), an oral, clinic-ready activator of Nrf2.  Nrf2 coordinates the expression of antioxidant genes in response to oxidative stress, regulates inflammation, inhibits the NF-kB pathway and has been shown to increase HbF.  Prior to its acquisition by us, IMR-261 was evaluated by Complexa, Inc. in Phase 2 clinical trials in FSGS and PAH, and independent medical literature suggests potential in a broad array of RBC diseases, including disorders of hemoglobin and iron overload diseases.  We have initiated work on drug product manufacturing for IMR-261 as we explore potential clinical development paths in hemoglobinopathies, iron disorders and potentially other areas.

Preclinical Data for IMR-261

We evaluated IMR-261 in preclinical studies using in-vitro cell cultures and in-vivo mouse models of SCD and b-thalassemia. In CD34+ cells from sickle cell and healthy donors, high dose IMR-261 increased HbF expression by approximately 7-fold versus placebo, whereas lower dose IMR-261 increased HbF expression by approximately 4-fold versus placebo. Furthermore, an approximately 3-fold increase in F-cells was seen in both high dose and low dose groups when compared to placebo. In the Townes mouse model of SCD, high dose IMR-261 induced HbF by approximately 2.2-fold when compared to placebo (8.3 ng/ml versus 3.7 ng/ml). In addition, high dose tovinontrine significantly decreased select markers of hemolysis and increased Hb by approximately 1.1 g/dL when compared to placebo (8.7 g/dL versus 7.6 g/dL).

In a separate experiment in Townes SCD mice that assessed VOC reduction after administration of TNF-alpha, IMR-261 significantly reduced the presence of RBC on occluded vessels when compared to placebo. IMR-261 was also tested in a mouse model of b-thalassemia (Hbbth1/th1) and showed significant increases in Hb and improvements in ineffective erythropoiesis at the high dose.

License and Acquisition Agreements

Tovinontrine – Exclusive License with Lundbeck

In April 2016, we entered into an agreement, or the Lundbeck Agreement, with H. Lundbeck A/S, or Lundbeck, for a worldwide license under certain patent rights and certain know-how owned or otherwise controlled by Lundbeck within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or other diseases or disorders, excluding diseases or disorders of the central nervous system, which we refer to as the Lundbeck Field. The Lundbeck Agreement was amended in July 2016 and October 2017.

The Lundbeck Agreement grants us an exclusive license under the licensed technology, including the right to grant sublicenses with certain restrictions, to research, develop, make, have made, use, sell, have sold, offer to sell, import, export and commercialize any product comprising or containing certain PDE9 inhibitors, in the Lundbeck Field. We call such products Lundbeck Licensed Products. Subject to certain restrictions, under the agreement, we grant Lundbeck a non-exclusive, irrevocable, perpetual, worldwide, sub-licenseable, and fully paid-up right and license under patent rights we control to the extent necessary for Lundbeck to research, develop, make, have made, use, sell, have sold, offer to sell, import, export and commercialize Lundbeck Licensed Products outside of the Lundbeck Field.

The Lundbeck Agreement also grants us a non-exclusive license under the licensed technology to research and develop, and make, have made, use, import and export for purposes of enabling such research and development, enhancements, improvements, modifications or derivatives to licensed products, until but not beyond a specified pre-commercialization developmental stage with respect to each such enhancement, improvement, modification or derivative. We have the right to request that Lundbeck grant us an exclusive development and commercialization license to one or more compounds identified through these activities as a back-up compound.

As partial consideration for the licenses granted under the Lundbeck Agreement, we issued an aggregate of 443,271 shares of our common stock to Lundbeck between April 2016 and August 2017. We are also obligated to make milestone payments to Lundbeck aggregating up to (i) $23.5 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any licensed product and (ii) $11.8 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any Imara product that is or comprises a PDE9 inhibitor but is not a Lundbeck Licensed Product, which is referred to as a PDE9 Product, if any. We are obligated to pay tiered royalties of low-to-mid single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of Lundbeck Licensed Products, and tiered royalties of low single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of PDE9 Products, if any. The royalties are payable on a product-by-product and country-by-country basis. Our obligation to make royalty payments extends with respect to a Lundbeck Licensed Products in a country until the later of ten years after the first commercial sale of that Lundbeck Licensed Product in that country and the expiration of the last-to-expire valid claim of a patent or patent application licensed from Lundbeck covering the Lundbeck Licensed Product or any constituent licensed compound in that country. Our obligation to make royalty payments extends with respect to a PDE9 Product in a country until the ten years after the first commercial sale of such PDE9 Product in that country. To date pursuant to this agreement, we have made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments.

The Lundbeck Agreement obligates us to use commercially reasonable efforts to develop, seek regulatory approval for, manufacture, market and otherwise commercialize at least one licensed product, in accordance with a development plan and a development milestone timetable specified in the Lundbeck Agreement. We have the option to extend the development milestone timetable up to two times by agreeing to additional payment obligations.

Both we and Lundbeck have the right to terminate the Lundbeck Agreement if the other party materially breaches the Lundbeck Agreement and fails to cure such breach within specified cure periods or in the event the other party undergoes certain bankruptcy events. Lundbeck may terminate the Lundbeck Agreement if we or any of our affiliates, sublicensees or subcontractors bring specified patent challenges against Lundbeck or assist others in bringing such a patent challenge against Lundbeck and fail to cease such challenge within a specified period of time. We have the right to terminate the Lundbeck Agreement for our convenience at any time on six months’ prior written notice to Lundbeck.

IMR-261 – Asset Purchase Agreement with Complexa (assignment for the benefit of creditors), LLC

In October 2020, we entered into an asset purchase agreement, or the Complexa APA, with Complexa (assignment for the benefit of creditors), LLC, or Complexa ABC, pursuant to which we acquired all of Complexa ABC’s right, title and interest in and to the assets comprising the Nrf2 program, including CXA-10 (subsequently renamed IMR-261), previously held by Complexa, Inc.  Complexa, Inc. had previously assigned all such assets to Complexa ABC pursuant to a general assignment entered into in August 2020 between Complexa, Inc. and Complexa ABC.

As consideration for the assets acquired under the Complexa APA, we made a one-time payment of approximately $0.1 million and agreed to pay up to an additional approximately $3.8 million in milestone payments based on the achievement of specified clinical and commercial sale milestones as set for the in the Complexa APA.   As part of the acquisition, Complexa ABC assigned to us all of its rights under license agreements with The UAB Research Foundation and the University of Pittsburgh, each as discussed below.

IMR-261 – Exclusive License Agreement with UAB Foundation

In October 2020, we took assignment to an exclusive license agreement, or the UAB Agreement, originally entered into between The UAB Research Foundation, or UAB, and Complexa, Inc. in April 2012.  The UAB Agreement grants us an exclusive worldwide license to practice and fully exploit certain patent rights and to make, have made, develop, use, lease, offer to sell, sell, import and export products covered by such patents within the field of human therapeutics and diagnostics.  We call such products UAB Licensed Products.  We have the right to grant sublicenses with certain restrictions, including obtaining the consent of UAB, which consent may not be unreasonably withheld, conditioned or delayed.

We are obligated to make milestone payments to UAB aggregating up to approximately $0.3 million upon the achievement of specified commercial sale milestones by any UAB Licensed Product and to pay a low single-digit percentage royalty to UAB based on our, and any of our affiliates’ and sublicensees’, net sales of UAB Licensed Products, if any, subject to a minimum annual royalty payment specified in the UAB Agreement.  Our obligation to make royalty payments extends with respect to a UAB Licensed Product until the expiration of the last-to-expire valid claim of a patent licensed from UAB covering the UAB Licensed Product.  The patents subject to the license under the UAB Agreement only have valid claims in the United States. The royalties are payable on a product-by-product basis.

The UAB Agreement obligates us to use commercially reasonable efforts to develop, manufacture, commercialize and market at least one UAB Licensed Product, in accordance with a development plan and a development milestone timetable specified in the UAB Agreement.

The UAB Agreement expires based upon the expiration of the last-to-expire valid claim of a patent licensed from UAB.  We have the right to terminate the UAB Agreement for our convenience at any time on 90 days’ prior written notice to UAB.  UAB has the right to terminate the UAB Agreement if, amongst other reasons, we are in material default of the UAB Agreement and fail to cure such breach within specified cure periods or in the event we undergo certain bankruptcy events.

IMR-261 – Non-Exclusive License Agreement with University of Pittsburgh

In October 2020, we took assignment to an exclusive license agreement, or the Original Pittsburgh Agreement, originally entered into between University of Pittsburgh – Of the Commonwealth System of Higher Education, or University

of Pittsburgh, and Complexa, Inc. in August 2014.   The Original Pittsburgh Agreement was terminated in its entirety in November 2020 and in May 2021, we and the University of Pittsburgh entered into a new license agreement, or the New Pittsburgh Agreement, to replace the Original Pittsburgh Agreement.  The New Pittsburgh Agreement was amended in December 2021.

The New Pittsburgh Agreement grants us a non-exclusive worldwide license to make, have made, manufacture, research, develop, use, sell, offer for sale and commercialize certain products covered by certain patents within the field of hemoglobinopathies, red cell anemias and iron disorders.  We call such products Pittsburgh Licensed Products. We have the right to grant sublicenses with certain restrictions, including obtaining the consent of Pittsburgh, which consent may not be unreasonably withheld.

As partial consideration New Pittsburgh Agreement, we made upfront payments aggregating to less than $0.1 million.  We are obligated to make milestone payments to the University of Pittsburgh of up to approximately $0.3 million in the aggregate upon the achievement of specified clinical and commercial sale milestones by any Pittsburgh Licensed Product and to pay a low single-digit percentage royalty to the University of Pittsburgh based on our, and any of our affiliates’ and sublicensees’, net sales of Pittsburgh Licensed Product, if any, subject to a minimum annual royalty payment specified in the New Pittsburgh Agreement.  Our obligation to make royalty payments extends with respect to a Pittsburgh Licensed Products until the expiration of the last-to-expire valid claim of a patent licensed from the University of Pittsburgh covering the Pittsburgh Licensed Product.  The patents subject to the license under the New Pittsburgh Agreement only have valid claims in the United States.

The New Pittsburgh Agreement obligates us to use commercially reasonable efforts to develop and obtain FDA approval for Pittsburgh Licensed Products, in accordance with a development milestone timetable specified in the New Pittsburgh Agreement.

The New Pittsburgh Agreement expires upon the expiration of the last-to-expire valid claim of a patent licensed from the University of Pittsburgh.  We have the right to terminate the New Pittsburgh Agreement for our convenience at any time on 90 days’ prior written notice to the University of Pittsburgh.  The University of Pittsburgh has the right to terminate the New Pittsburgh Agreement if, amongst other reasons, we default in the performance of any of our obligations under the New Pittsburgh Agreement and fail to cure such breach within specified cure periods or in the event we undergo certain bankruptcy events.

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

If our lead product candidate tovinontrine is approved for the indications that we are currently targeting, it will likely compete with the currently marketed drugs and, if approved, the therapies in development discussed below.

Sickle Cell Disease

Approved drug treatments for SCD focus primarily on the management of anemia and reduction of VOCs. Until November 2019, there were only two drug treatments approved in the United States: HU and Endari; and only one approved drug treatment in the European Union:  HU. HU, marketed under trade names including Droxia by Bristol-Myers Squibb Company, as well as in generic form, is approved for the treatment of anemia related to SCD, to reduce the frequency of

VOCs and the need for blood transfusions. Endari, marketed by Emmaus Life Sciences, Inc., is an oral powder form of L-glutamine approved to reduce severe complications associated with the disorder.

In November 2019, the FDA granted accelerated approval for Oxbryta (voxelotor) for the treatment of SCD in patients 12 years of age and older and its label was subsequently expanded to include patients four years of age and older. Oxbryta is an oral therapy taken once daily and is the first approved treatment that directly inhibits sickle hemoglobin polymerization. In February 2022, the European Commission approved Oxbryta for the treatment of hemolytic anemia in patients with SCD 12 years of age and older.  In addition, in November 2019, the FDA approved Adakveo (crizanlizumab), to reduce the frequency of VOCs in adult and pediatric patients aged 16 years and older with SCD. Adakveo received conditional approval in the European Union in October 2020 for the prevention of recurrent VOCs in SCD patients aged 16 years and older.  Adakveo is administered intravenously and binds to P-selectin, which is a cell adhesion protein that plays a central role in the multicellular interactions that can lead to vaso-occlusion.

Blood transfusions are also used to treat SCD and can transiently bolster hemoglobin levels by adding functional RBCs. There are a number of limitations associated with this therapeutic approach, including limited patient access and serious complications such as iron overload. The only potentially curative treatment currently approved for severe SCD is HSCT. However, this treatment option is not commonly used given the difficulties of finding a suitable matched donor and the risks associated with the treatment, which include an approximately 5% mortality rate. HSCT is more commonly offered to pediatric patients with available sibling-matched donors.

Tovinontrine could face competition from a number of different therapeutic approaches in development for patients with SCD. For example, there are a number of companies in clinical development for gene editing/therapy treatments, including bluebird, Aruvant, CRISPR (in collaboration with Vertex), Sangamo Therapeutics, Inc. (in collaboration with Sanofi), Intellia Therapeutics, Inc. (in collaboration with Novartis), Graphite Bio, Inc. and Editas Medicine, Inc. There are also several companies advancing therapeutic approaches outside of gene editing/therapy, including GBT, Agios, Forma, Vifor, Novo Nordisk (in collaboration with EpiDestiny), Fulcrum, CSL Ltd. and Pfizer.

ß-thalassemia

Until November 2019, there were no approved drug therapies for ß-thalassemia in the United States. The current standard of care for many patients with ß-thalassemia has been frequent blood transfusions to manage anemia. A potentially curative therapy for ß-thalassemia is HSCT, which is associated with serious risk and is limited to patients with a suitable donor.

In November 2019, the FDA approved Reblozyl for the treatment of anemia in adult patients with ß-thalassemia who require regular RBC transfusions. Reblozyl was approved by the European Commission in June 2020 to treat adult patients with transfusion-dependent anemia associated with ß-thalassemia. Reblozyl is a modified receptor protein that promotes RBC maturation and increases overall RBC production, but does not address other cell types implicated in ß-thalassemia. Reblozyl is not indicated for use as a substitute for RBC transfusions in patients who require immediate correction of anemia. Reblozyl is dosed subcutaneously and is administered every three weeks in an outpatient setting.

In June 2019, the European Commission granted conditional marketing authorization for Zynteglo, a gene therapy developed by bluebird bio for the treatment of adult and adolescent patients with transfusion-dependent ß-thalassemia and with certain genotypes. Bluebird bio submitted its rolling BLA to the FDA which it has announced that it plans to complete in 2021.

Tovinontrine could face competition from a number of different therapeutic approaches that are in development as a therapeutic option for patients with TDT or NTDT ß-thalassemia. For example, there are a number of companies in clinical development for gene editing/therapy treatments, including bluebird, CRISPR (in collaboration with Vertex) and Ionis Pharmaceuticals. There are also several companies advancing therapeutic approaches outside of gene editing/therapy, including Agios, Forma, Silence Therapeutics and Vifor.

HFpEF

In the area of HFpEF, tovinontrine could face competition from Entresto (marketed by Novartis) and Jardiance (marketed by Eli Lilly & Co.) which are currently the only FDA-approved therapies for HFpEF.  We are also aware of several drugs approved for other indications that are likely to seek near-term marketing approval for the treatment of HFpEF including Farxiga (Astra Zeneca, PLC), Invokana (Johnson & Johnson) and Zynquista (Lexicon Pharmaceuticals, Inc).  In

addition, Bristol-Myers Squibb Co., Cytokinetics, Inc., Acceleron Pharma, Inc., Palatin Technologies, Inc., Cardurion Pharmaceuticals, Inc. and TransThera Biosciences Co., Ltd., among potentially other companies, are also developing therapeutic approaches for patients with HFpEF.

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

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs.  The intellectual property portfolio for tovinontrine and IMR-261, is summarized below. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all. We expect this may be the case with respect to some of our pending patent applications referred to below.

Tovinontrine (IMR-687)

The patent portfolio for our tovinontrine program includes at least six published patent families. As of December 31, 2021, we owned, co-owned, or held exclusive license rights to numerous patent and patent applications, including at least six issued or allowed U.S. patents, nine U.S. pending non-provisional patent applications, 82 issued or allowed non-U.S. patents, including five European patent applications which have been validated among individual European Patent Convention nations, 95 non-U.S. pending patent applications, and four pending Patent Cooperation Treaty, or PCT, applications relating to our tovinontrine program. These patents and patent applications comprise the following patent families:

The issued patents include coverage of the tovinontrine composition of matter. The issued patents include US 9,643,970 (exclusively licensed to us from Lundbeck A/S), which issued May 2017. This U.S. patent and related international family members are directed to the tovinontrine composition of matter, including racemic mixtures. The expected expiry date of US 9,643,970, including 63 days of Patent Term Adjustment, based on a 20-year term, is December 2032, absent any other patent term extensions available.

The issued patents also include US 9,434,733 (exclusively licensed to us from Lundbeck A/S), which issued September 2016. This U.S. patent and related international family members are directed to the alternative PDE9 inhibitor compositions of matter, including racemic mixtures. The expected expiry date, based on a 20-year term is January 2033, absent any patent term extensions available.

The issued patents also include US 10,513,524 (exclusively licensed to us from Lundbeck A/S), which issued December 2019. This U.S. patent and related international family members provide further protection for the tovinontrine composition of matter, including the enantiomer, in addition to coverage of therapeutic methods of treating sickle cell disease with tovinontrine . The expected expiry date, based on a 20-year term, is July 2036, absent any patent term extensions available.

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

The PCT applications include a patent family directed to polymorphs of tovinontrine with a priority filing date of May 2018. No patents have issued in this patent family, and the expected expiry date of this patent family, based on a 20-year term, is May 2039, absent any patent term extensions available.

The pending PCT applications also include a PCT application directed to solid dose formulations of tovinontrine with a priority filing date of August 2018. No patents have issued in this patent family, and the expected expiry date of this patent family, based on a 20-year term, is August 2039, absent any patent term extensions available.

The pending PCT applications also include a PCT application directed to liquid solution formulations of tovinontrine with a priority filing date of April 2019. No patents have issued in this patent family, and the expected expiry date of this patent family, based on a 20-year term, is April 2040, absent any patent term extensions available.

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

IMR-261

The patent portfolio for our IMR-261 program includes at least four published patent families.  As of December 31, 2021, we owned, co-owned, or held exclusive license rights to numerous patent and patent applications, including at least seven issued or allowed U.S. patents, one U.S. pending non-provisional patent applications, 20 non-U.S. pending patent applications, and two pending PCT application relating to our IMR-261 program. These patents and patent applications comprise the following patent families:

The issued patents include coverage of the IMR-261 composition of matter. The issued patents include US 8,309,526 (exclusively licensed to us from UAB), which issued November 13, 2012. The expected expiry date of US 8,309,526, based on a 20-year term, is April 2025, absent any other patent term extensions available.

The issued patents also include four patents (US 7,776,916, US 9,522,156, US 9,006,473 and 9,867,795, each exclusively licensed to us from UAB), which issued between August 17, 2010 and January 16, 2018. These U.S. patents provide coverage of therapeutic methods of treating certain inflammatory and vascular diseases, including sickle cell disease, with IMR-261. The expected expiry date of these patents, based on a 20-year term, ranges between April 2025 and March 2027, absent any patent term extensions available.

The pending applications include a patent family directed to therapeutic methods of treating certain diseases, including sickle cell disease, at specified doses, with a priority date of October 2015. No patents covering therapeutic methods of treating sickle cell disease have issued in this patent family, and the expected expiry date of this patent family, based on a 20-year term, is October 2036, absent any patent term extensions available.

The PCT applications include a patent family directed to therapeutic methods of treating certain diseases, including sickle cell disease, at additional specified doses, with a priority filing date of May 2020. No patents have issued in this patent family, and the expected expiry date of this patent family, based on a 20-year term, is May 2041, absent any patent term extensions available.

In addition to the above, we have licensed on a non-exclusive basis from the University of Pittsburgh, rights to U.S. issued patents covering pharmaceutical compositions of nitro oleic acids, including IMR-261.  The expected expiry date of these patents, based on a 20-year term, is in mid-2028, absent any other patent term extensions available.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application.

In the United States, the term of a patent covering an FDA-approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. It is possible that issued U.S. patents covering tovinontrine may be entitled to patent term extensions. If our use of drug candidates or the drug candidate itself receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or drug candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Approval and Regulation of Drugs in the United States

In the United States, drug products are approved and regulated under the Federal Food, Drug and Cosmetic Act, or FDCA, and applicable implementing regulations and guidance. A company, institution or organization that takes responsibility for the initiation and management of a clinical development program for such products, and for their regulatory approval, is typically referred to as a sponsor.  The failure of a sponsor to comply with the applicable regulatory requirements at any time during the product development process may result in delays to the conduct of a study, regulatory review and approval and/or administrative or judicial sanctions.

A sponsor seeking approval to market and distribute a new drug in the United States generally must satisfactorily complete each of the following steps before the product candidate will be approved by the FDA:

•

preclinical testing including laboratory tests, animal studies and formulation studies, which must be performed in accordance with the FDA’s good laboratory practice, or GLP, regulations and standards;

•	design of a clinical protocol and submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;
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

Preclinical Studies

Before a sponsor begins testing a product candidate with potential therapeutic value in humans, the product candidate enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, formulation and stability, as well as other studies to evaluate, among other things, the toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements, including GLP regulations and standards and the United States Department of Agriculture’s Animal Welfare Act, if applicable. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity and long-term toxicity studies may continue after the IND is submitted.

The IND and IRB Processes

An IND is a request for FDA authorization to administer such investigational product to humans. Such authorization must be secured prior to interstate shipment and administration of any product candidate that is not the subject of an approved NDA. In support of a request for an IND, sponsors must submit a protocol for the clinical trial, and any subsequent protocol amendments must be submitted to the FDA as part of the IND application. In addition, the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, must be submitted to the FDA as part of an IND. The FDA requires a 30-day waiting period after the filing of each IND before clinical trials may begin. This waiting period is designed to allow the FDA to review the IND to determine whether human research subjects will be exposed to unreasonable health risks. At any time during this 30- day period, the FDA may raise concerns or questions about the conduct of the trials as outlined in the IND and impose a clinical hold or partial clinical hold. In this case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin.

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

There is no obligation for a sponsor to make its drug products available for expanded access; however, as required by the 21st Century Cures Act, or Cures Act, passed in 2016, if a sponsor has a policy regarding how it responds to expanded access requests, it must make that policy publicly available. Sponsors are required to make such policies publicly available upon the earlier of initiation of a Phase 2 or Phase 3 trial; or 15 days after the investigational drug or biologic receives designation as a breakthrough therapy, fast-track product, or regenerative medicine advanced therapy.

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

A clinical trial may combine the elements of more than one phase and the FDA often requires more than one Phase 3 trial to support marketing approval of a product candidate. A company’s designation of a clinical trial as being of a particular phase is not necessarily indicative that the trial will be sufficient to satisfy the FDA requirements of that phase because this determination cannot be made until the protocol and data have been submitted to and reviewed by the FDA. Generally, pivotal trials are Phase 3 trials, but they may be Phase 2 trials if the design provides a well-controlled and reliable assessment of clinical benefit, particularly in an area of unmet medical need.

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

Finally, sponsors of clinical trials are required to register and disclose certain clinical trial information on a public registry (clinicaltrials.gov) maintained by the U.S. National Institutes of Health, or NIH. In particular, information related to the product, patient population, phase of investigation, study sites and investigators and other aspects of the clinical trial is made public as part of the registration of the clinical trial. Both the NIH and the FDA have recently signaled the government’s willingness to begin enforcing those requirements against non-compliant clinical trial sponsors.  The failure to submit clinical trial information to clinicaltrials.gov, as required, is a prohibited act under the FDCA with violations subject to potential civil monetary penalties of up to $10,000 for each day the violation continues.

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

Pediatric Studies

Under the Pediatric Research Equity Act of 2003, or PREA, an NDA or supplement thereto must contain data that are adequate to assess the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. Sponsors must also submit pediatric study plans prior to the assessment data. Those plans must contain an outline of the proposed pediatric study or studies the sponsor plans to conduct, including study objectives and design, any deferral or waiver requests and other information required by regulation. The sponsor, the FDA, and the FDA’s internal review committee must then review the information submitted, consult with each other and agree upon a final plan. The FDA or the sponsor may request an amendment to the plan at any time.

For drugs intended to treat a serious or life-threatening disease or condition, the FDA must, upon the request of a sponsor, meet to discuss preparation of the initial pediatric study plan or to discuss deferral or waiver of pediatric assessments. In addition, the FDA will meet early in the development process to discuss pediatric study plans with sponsors, and the FDA must meet with sponsors by no later than the end-of-phase 1 meeting for serious or life-threatening diseases and by no later than ninety (90) days after the FDA’s receipt of the study plan.

The FDA may, on its own initiative or at the request of the sponsor, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A deferral may be granted for several reasons, including a finding that the product or therapeutic candidate is ready for approval for use in adults before pediatric trials are complete. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan designation, although the FDA has recently taken steps to limit what it considers abuse of this statutory exemption in the PREA.

Rare Pediatric Disease Priority Review Voucher Program

With enactment of the Food and Drug Administration Safety and Innovation Act in 2012, and subsequent passage of the Advancing Hope Act of 2016, Congress authorized the FDA to award priority review vouchers to sponsors of certain rare pediatric disease product applications that meet the criteria specified in the law. This provision is designed to encourage development of new drug and biological products for prevention and treatment of certain rare pediatric diseases. Specifically, under this program, a sponsor who receives an approval for a drug or biologic for a “rare pediatric disease” may qualify for a voucher that can be redeemed to receive a priority review of a subsequent marketing application for a different product. The sponsor of a rare pediatric disease drug product receiving a priority review voucher may transfer (including by sale) the voucher to another sponsor. The voucher may be further transferred any number of times before the voucher is used, as long as the sponsor making the transfer has not yet submitted the application.

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

In December 2016, the Cures Act extended the Rare Pediatric Disease Priority Review Voucher Program, authorizing the FDA to award vouchers through September 30, 2022, limited to drugs with rare pediatric disease designation granted by September 30, 2020. On September 30, 2020, Congress provided a short-term extension of the Priority Review Voucher Program. On December 27, 2020, the Rare Pediatric Disease Priority Review Voucher Program was further extended. Under the current statutory sunset provisions, after September 30, 2024, the FDA may only award a voucher for an approved rare pediatric disease product application if the sponsor has rare pediatric disease designation for the drug, and that designation was granted by September 30, 2024. After September 30, 2026, the FDA may not award any rare pediatric disease priority review vouchers.

Submission and Filing of an NDA

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

The NDA is a vehicle through which sponsors formally propose that the FDA approve a new product for marketing and sale in the United States for one or more indications. Every new drug product candidate must be the subject of an approved NDA before it may be commercialized in the United States. Under federal law, the submission of most NDAs is subject to an application user fee, which for federal fiscal year 2022 is $3,117,218 for an application requiring clinical data. The sponsor of an approved NDA is also subject to an annual program fee, which for federal fiscal year 2022 is $369,413. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for products with orphan designation and a waiver for certain small businesses.

Following submission of an NDA, the FDA conducts a preliminary review of the application within 60 days of receipt and must inform the sponsor at that time or before whether an application is sufficiently complete to permit substantive review. If the FDA determines that the application is incomplete, it will issue a Refuse to File, or RFT, letter and may request additional information and studies. In this event, the application must be resubmitted with the additional information and is subject to review before the FDA accepts it for filing.

Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs but the review process and the Prescription Drug User Fee Act, or PDUFA, goal date may be extended by the FDA for three additional months to consider new information or clarification provided by the sponsor to address an outstanding deficiency identified by the FDA following the original submission. Under that agreement, 90% of applications seeking approval of New Molecular Entities, or NMEs, are meant to be reviewed within 10 months from the date on which the FDA accepts the application for filing, and 90% of applications for NMEs that have been designated for “priority review” are meant to be reviewed within six months of the filing date.

In connection with its review of an application, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including component manufacturing, finished product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the data supporting the application.

In addition, as a condition of approval, the FDA may require a sponsor to develop a REMS. A REMS uses risk-minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, the seriousness of the disease, the expected benefit of the product, the expected duration of treatment, the seriousness of known or potential adverse events and whether the product is a new molecular entity.

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

Fast Track, Breakthrough Therapy, Priority Review and Regenerative Advanced Therapy Designations

The FDA is authorized to designate certain products for expedited review if they are intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are referred to as Fast Track designation, Breakthrough Therapy designation, Priority Review designation and Regenerative Advanced Therapy designation. None of these expedited programs change the standards for approval but they may help expedite the development or approval process of product candidates.

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

With passage of the Cures Act in December 2016, Congress authorized the FDA to accelerate review and approval of products designated as Regenerative Advanced Therapies. A product is eligible for this designation if it is a regenerative medicine therapy that is intended to treat, modify, reverse or cure a serious or life-threatening disease or condition and if preliminary clinical evidence indicates that the product has the potential to address unmet medical needs for such disease or condition. The benefits of a Regenerative Advanced Therapy designation include early interactions with the FDA to expedite development and review, benefits available to breakthrough therapies, potential eligibility for Priority Review and accelerated approval based on surrogate or intermediate endpoints.

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

The FDA’s Decision on an NDA

After evaluating the application and all related information, including the advisory committee recommendations, if any, and inspection reports of manufacturing facilities and clinical trial sites, the FDA will issue either a Complete Response Letter, or CRL, or an approval letter.  To reach this determination, the FDA must determine that there is substantial evidence that the drug product is effective and that its expected benefits outweigh its potential risks to patients. This “benefit-risk” assessment is informed by the extensive body of evidence about the product’s safety and efficacy in the NDA.

A CRL generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. If a CRL is issued, the sponsor will have one year to respond to the deficiencies identified by the FDA, at which time the FDA can deem the application withdrawn or, in its discretion, grant the sponsor an additional six month extension to respond.

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

The FDA strictly regulates the marketing, labeling, advertising and promotion of prescription drug products placed on the market. This regulation includes, among other things, standards and regulations for direct-to-consumer advertising, communications regarding unapproved uses, industry-sponsored scientific and educational activities, and promotional activities involving the Internet and social media. Promotional claims about a drug’s safety or effectiveness are prohibited before the drug is approved. After approval, a drug product generally may not be promoted for uses that are not approved by the FDA, as reflected in the product’s prescribing information. In the United States, health care professionals are generally permitted to prescribe drugs for such uses not described in the drug’s labeling, known as off-label uses, because the FDA does not regulate the practice of medicine. However, FDA regulations impose rigorous restrictions on manufacturers’ communications, prohibiting the promotion of off-label uses. It may be permissible, under very specific, narrow conditions, for a manufacturer to engage in nonpromotional, non-misleading communication regarding off-label information, such as distributing scientific or medical journal information as part of bona fide scientific exchange. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product.

If a company is found to have promoted off-label uses, it may become subject to adverse public relations and administrative and judicial enforcement by the FDA, the Department of Justice, or the Office of the Inspector General of the Department of Health and Human Services, or HHS, as well as state authorities. This could subject a company to a range of penalties that could have a significant commercial impact, including civil and criminal fines and agreements that materially restrict the manner in which a company promotes or distributes drug products. The federal government has levied large civil and criminal fines against companies for alleged improper promotion, and has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed.

Pediatric Exclusivity

The Best Pharmaceuticals for Children Act provides an incentive of additional marketing exclusivity in the United States to sponsors who voluntarily complete certain pediatric clinical studies. If granted, pediatric exclusivity provides for the attachment of an additional six months of regulatory exclusivity to the term of any patent or existing regulatory exclusivity, including the orphan drug exclusivity. This six-month exclusivity may be granted if an NDA sponsor submits pediatric data that fairly respond to a pediatric written request from the FDA for such data. The data do not need to show the product to be effective in the pediatric population studied; rather, if the clinical trial is deemed to fairly respond to the FDA’s request, the additional protection is granted. If reports of requested pediatric studies are submitted to and accepted by the FDA within the statutory time limits, whatever statutory or regulatory periods of exclusivity or patent protection cover the product are extended by six months.

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

Orphan drug exclusivity will not bar approval of another product under certain circumstances, including if a subsequent product with the same drug for the same condition is shown to be clinically superior to the approved product on the basis of greater efficacy or safety, or providing a major contribution to patient care, or if the company with orphan drug exclusivity is not able to meet market demand. This is the case despite an earlier court opinion holding that the Orphan Drug Act unambiguously required the FDA to recognize orphan drug exclusivity regardless of a showing of clinical superiority.

In September 2021, the Court of Appeals for the 11th Circuit held that, for the purpose of determining the scope of market exclusivity, the term “same disease or condition” in the statute means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” Thus, the court concluded, orphan drug exclusivity applies to the entire designated disease or condition rather than the “indication or use.” It is unclear how this court decision will be implemented by the FDA.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. The restoration period granted on a patent covering a product is typically one-half the time between the effective date the IND for the clinical investigation and the submission date of an application, plus the time between the submission date of an application and the ultimate approval date. Patent term restoration cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The United States Patent and Trademark Office reviews and approves the application for any patent term extension or restoration in consultation with the FDA.

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

•

the Foreign Corrupt Practices Act, or FCPA, which prohibits companies and their intermediaries from making, or offering or promising to make, improper payments to non-U.S. officials for the purpose of obtaining or retaining business or otherwise seeking favorable treatment; and

•

the federal transparency requirements known as the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies to report annually to the Centers for Medicare & Medicaid Services, or CMS, within HHS, information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals, as well as ownership and investment interests held by physicians, other healthcare providers and their immediate family members.

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

There have been a number of federal and state proposals during the last few years regarding the pricing of pharmaceutical and biopharmaceutical products, limiting coverage and reimbursement for drugs and biologics and other medical products, government control and other changes to the health care system in the United States. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act, or collectively the ACA. In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been, and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the Tax Cuts and Jobs Act of 2017, or TCJA, which was signed by President Trump on December 22, 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.

Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA, and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and, on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA.  Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.  In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations.  These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, CMS issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, HHS and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.  Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

At the state level, legislatures are increasingly passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states, for example, require drug manufacturers and other entities in the drug supply chain, including health carriers, pharmacy benefit managers, wholesale distributors, to disclose information about pricing of pharmaceuticals. In addition, regional health care authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other health care programs. These measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

Review and Approval of Medicinal Products in the European Union

In order to market any product outside of the United States, a company must also comply with numerous and varying regulatory requirements of other countries and jurisdictions regarding quality, safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of products. Whether or not it obtains FDA approval for a product, a sponsor will need to obtain the necessary approvals by the comparable non-U.S. regulatory authorities before it can commence clinical trials or marketing of the product in those countries or jurisdictions. Specifically, the process governing approval of medicinal products in the EU generally follows the same lines as in the United States. It entails satisfactory completion of preclinical studies and adequate and well-controlled clinical trials to establish the safety and efficacy of the product for each proposed indication. It also requires the submission to the relevant competent authorities of a marketing authorization application, or MAA, and granting of a marketing authorization by these authorities as part of a national authorization procedure, or to the EMA as part of a centralized procedure, before the product can be marketed and sold in the EU.

Clinical Trial Approval

On January 31, 2022, the new Clinical Trials Regulation (EU) No 536/2014 became effective in the European Union and replaced the prior Clinical Trials Directive 2001/20/EC. The new regulation aims at simplifying and streamlining the authorization, conduct and transparency of clinical trials in the European Union. Under the new coordinated procedure for the approval of clinical trials, the sponsor of a clinical trial to be conducted in more than one Member State of the European Union, or EU Member State, will only be required to submit a single application for approval. The submission will be made through the Clinical Trials Information System, a new clinical trials portal overseen by the EMA and available to clinical trial sponsors, competent authorities of the EU Member States and the public.

The main characteristics of the regulation include: a streamlined application procedure via a single entry point, the “EU Portal and Database”; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts. Part I is assessed by the appointed reporting EU Member State, whose assessment report is submitted for review by the sponsor and all other competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted, or Concerned Member States. Part II is assessed separately by each Concerned Member State. Strict deadlines have been established for the assessment of clinical trial applications. The role of the relevant ethics committees in the assessment procedure will continue to be governed by the national law of the Concerned Member State. However, overall related timelines will be defined by the Clinical Trials Regulation.

The new regulation did not change the preexisting requirement that a sponsor must obtain prior approval from the competent national authority of the EU Member State in which the clinical trial is to be conducted. If the clinical trial is conducted in different EU Member States, the competent authorities in each of these EU Member States must provide their approval for the conduct of the clinical trial. Furthermore, the sponsor may only start a clinical trial at a specific study site after the applicable ethics committee has issued a favorable opinion.

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

Marketing Authorization

To obtain a marketing authorization for a product under EU regulatory systems, a sponsor must submit an MAA either under a centralized procedure administered by the EMA, or one of the procedures administered by competent authorities in the EU Member States (decentralized procedure, national procedure or mutual recognition procedure). A marketing authorization may be granted only to a sponsor established in the EU. Regulation (EC) No 1901/2006 provides that prior to obtaining a marketing authorization in the EU, sponsors have to demonstrate compliance with all measures included in an EMA-approved Paediatric Investigation Plan, or PIP, covering all subsets of the pediatric population, unless the EMA has granted (1) a product-specific waiver, (2) a class waiver or (3) a deferral for one or more of the measures included in the PIP.

The centralized procedure provides for the grant of a single marketing authorization by the European Commission that is valid across the European Economic Area (i.e. the EU as well as Iceland, Liechtenstein and Norway). Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for medicines produced by certain biotechnological processes, products designated as orphan medicinal products, advanced therapy medicinal products and products with a new active substance indicated for the treatment of certain diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, the centralized procedure may be optional. The centralized procedure may at the request of the sponsor also be used in certain other cases. We anticipate that the centralized procedure will be mandatory for the product candidates we are developing.

Under the centralized procedure, the Committee for Human Medicinal Products, or CHMP, is also responsible for conducting the initial assessment of a product and for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing marketing authorization. Under the centralized procedure in the EU, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops, when additional information or written or oral explanation is to be provided by the sponsor in response to questions of the CHMP. Accelerated evaluation might be granted by the CHMP in exceptional cases when a medicinal product is of major interest from the point of view of public health and in particular from the viewpoint of therapeutic innovation. If the CHMP accepts such request, the time limit of 210 days will be reduced to 150 days but it is possible that the CHMP can revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment. At the end of this period, the CHMP provides a scientific opinion on whether or not a marketing authorization should be granted in relation to a medicinal product. Within 15 calendar days of receipt of a final opinion from the CHMP, the European Commission must prepare a draft decision concerning an application for marketing authorization. This draft decision must take the opinion and any relevant provisions of EU law into account. Before arriving at a final decision on an application for centralized authorization of a medicinal product the European Commission must consult the Standing Committee on Medicinal Products for Human Use. The Standing Committee is composed of representatives of the EU Member States and chaired by a non-voting European Commission representative. The European Parliament also has a related “droit de regard”. The European Parliament’s role is to ensure that the European Commission has not exceeded its powers in deciding to grant or refuse to grant a marketing authorization.

The European Commission may grant a so-called “marketing authorization under exceptional circumstances”. Such authorization is intended for products for which the sponsor can demonstrate that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use, because the indications for which the product in question is intended are encountered so rarely that the sponsor cannot reasonably be expected to provide comprehensive evidence, or in the present state of scientific knowledge, comprehensive information cannot be provided, or it would be contrary to generally accepted principles of medical ethics to collect such information. Consequently, marketing authorization under exceptional circumstances may be granted subject to certain specific obligations, which may include the following:

•	the sponsor must complete an identified program of studies within a time period specified by the competent authority, the results of which form the basis of a reassessment of the benefit/risk profile;
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

Regulatory Data Protection in the European Union

In the EU, innovative medicinal products approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity pursuant to Directive 2001/83/EC. Regulation (EC) No 726/2004 repeats this entitlement for medicinal products authorized in accordance the centralized authorization procedure. Data exclusivity prevents sponsors for authorization of generics of these innovative products from referencing the innovator’s data to assess a generic (abridged) application for a period of eight years. During an additional two-year period of market exclusivity, a generic marketing authorization application can be submitted and authorized, and the innovator’s data may be referenced, but no generic medicinal product can be placed on the EU market until the expiration of the market exclusivity.

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

Pediatric Studies and Exclusivity

Prior to obtaining a marketing authorization in the EU, sponsors must demonstrate compliance with all measures included in an EMA-approved PIP covering all subsets of the pediatric population, unless the EMA has granted a product-specific waiver, a class waiver, or a deferral for one or more of the measures included in the PIP. The respective requirements for all marketing authorization procedures are laid down in Regulation (EC) No 1901/2006, the so-called Paediatric Regulation. This requirement also applies when a company wants to add a new indication, pharmaceutical form or route of administration for a medicine that is already authorized. The Paediatric Committee of the EMA, or PDCO, may grant deferrals for some medicines, allowing a company to delay development of the medicine for children until there is enough information to demonstrate its effectiveness and safety in adults. The PDCO may also grant waivers when development of a medicine for children is not needed or is not appropriate, such as for diseases that only affect the elderly population. Before an MAA can be filed, or an existing marketing authorization can be amended, the EMA determines that companies actually comply with the agreed studies and measures listed in each relevant PIP. If a sponsor obtains a marketing authorization in all EU Member States, or a marketing authorization granted in the centralized procedure by the European Commission, and the study results for the pediatric population are included in the product information, even when negative, the medicine is then eligible for an additional six-month period of qualifying patent protection through extension of the term of the Supplementary Protection Certificate, or SPC.

Orphan Drug Designation and Exclusivity

Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a drug can be designated as an orphan drug by the European Commission if its sponsor can establish: that the product is intended for the diagnosis, prevention or treatment of (1) a life-threatening or chronically debilitating condition affecting not more than five in ten thousand persons in the EU when the application is made, or (2) a life-threatening, seriously debilitating or serious and chronic condition in the EU and that without incentives it is unlikely that the marketing of the drug in the EU would generate sufficient return to justify the necessary investment. For either of these conditions, the sponsor must demonstrate that there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized in the EU or, if such method exists, the drug will be of significant benefit to those affected by that condition.

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

The United Kingdom’s withdrawal from the EU took place on January 31, 2020. The EU and the United Kingdom reached an agreement on their new partnership in the Trade and Cooperation Agreement, or the Agreement, which was applied provisionally beginning on January 1, 2021 and which entered into force on May 1, 2021. The Agreement focuses primarily on free trade by ensuring no tariffs or quotas on trade in goods, including healthcare products such as medicinal products. Thereafter, the EU and the United Kingdom will form two separate markets governed by two distinct regulatory and legal regimes. As such, the Agreement seeks to minimize barriers to trade in goods while accepting that border checks will become inevitable as a consequence that the United Kingdom is no longer part of the single market. As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law whereas Northern Ireland continues to be subject to EU rules under the Northern Ireland Protocol. The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines. The HMR has incorporated into the domestic law of the United Kingdom the body of EU law governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the EU.

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

Employees and Human Capital Resources

As of December 31, 2021, we had 41 full-time employees, including a total of 5 employees with M.D. or Ph.D. degrees. Of these full-time employees, 29 employees are engaged in research and development. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Since inception, we have incurred significant operating losses. Our net loss was $51.4 million for the year ended December 31, 2021 and was $41.4 million for the year ended December 31, 2020. As of December 31, 2021, we had an accumulated deficit of $147.5 million. As noted below, we have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.  To date, we have financed our operations primarily through the sale of common stock and the sale of convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of tovinontrine (IMR-687). We expect to continue to incur significant expenses and operating losses over the next several years as we continue to develop tovinontrine and any other product candidates we may develop. Our operating expenses and net losses may fluctuate significantly from quarter to quarter and year to year. We anticipate that our expenses will increase substantially as we:

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

We have identified conditions and events that raise substantial doubt about our ability to continue as a going concern.

As of December 31, 2021, we had cash, cash equivalents and investments of $90.3 million. We expect these available cash resources will be able to fund our operating expenses and capital expenditure requirements substantially through the first quarter of 2023. We have based this assessment on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. Based on our available cash resources, there is substantial doubt about our ability to continue as a going concern within one year after the date of filing this Annual Report on Form 10-K. If we are unable to obtain additional funding, we will be forced to delay, reduce in scope or eliminate some of our research and development programs, including related clinical trials and operating expenses, potentially delaying the time to market for, or preventing the marketing of, any of our product candidates, which could adversely affect our business prospects and our ability to continue operations, and would have a negative impact on our financial condition and our ability to pursue our business strategies. If we are unable to continue as a going concern, we may have to liquidate our assets and may receive less than the value at which those assets are carried on our audited financial statements, and it is likely that investors will lose all or a part of their investment. The report from our independent registered public accounting firm issued in connection with this annual report on Form 10-K contains, and future reports may contain, statements expressing substantial doubt about our ability to continue as a going concern. If we seek additional financing to fund our business activities in the future and there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide funding to us on commercially reasonable terms, if at all.

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

We expect to devote substantial financial resources to our ongoing and planned activities, including our Ardent Phase 2b and OLE clinical trials of tovinontrine in patients with SCD, our Forte Phase 2b clinical trial in patients with β-thalassemia and our planned Phase 2 clinical trial of tovinontrine in HFpEF. We expect our expenses to increase substantially in connection with our ongoing and planned activities, particularly as we advance our preclinical activities and clinical trials of and seek regulatory approval for tovinontrine and other product candidates we may develop. In addition, if we obtain regulatory approval for tovinontrine and any other product candidates we may develop, we expect to incur significant commercialization expenses related to product manufacturing, sales, marketing and distribution.

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

In April 2021, we entered into a sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under a shelf registration statement on Form S-3.  As of December 31, 2021, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

As of December 31, 2021, we had cash, cash equivalents and investments of $90.3 million. We believe that our cash, cash equivalents and investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements substantially through the first quarter of 2023. However, we have based this estimate on assumptions that may prove to be wrong, and our operating plan may change as a result of many factors currently unknown to us. As a result, we could deplete our capital resources sooner than we currently expect.

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
•

the time and cost necessary to complete our planned Phase 2 clinical trial of tovinontrine in patients with HFpEF, to initiate and complete one or more pivotal clinical trials of tovinontrine in HFpEF, and to pursue regulatory approvals for tovinontrine in HFpEF, and the costs of post-marketing studies that could be required by regulatory authorities;

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

•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies;
•	our ability to attract, hire and retain qualified personnel;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
•	our ability to continue as a going concern.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. Based on our available cash resources, there is substantial doubt about our ability to continue as a going concern within one year after the date of filing this Annual Report on Form 10-K, and we expect that we will need to raise additional capital in the near term.  To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.

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

We commenced activities in 2016 and are a clinical-stage company. Our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, undertaking preclinical studies and clinical trials of tovinontrine and acquiring and commencing preclinical studies for IMR-261. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

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

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2021, we had federal NOLs of $139.2 million and state NOLs of $129.4 million.

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

The COVID-19 pandemic and government measures taken in response to it have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services, such as travel, has fallen. The future progression of the pandemic and its effects on our business and operations remain uncertain.

The COVID-19 pandemic has affected our operations to date, including by causing delays in the conduct of our clinical trials. While we have not experienced any significant disruptions with the third parties on which we rely, the COVID-19 pandemic, or the spread of another infectious disease, could also negatively affect the operations of our third-party manufacturers, which could result in disruptions in the supply of tovinontrine or any other product candidates we may develop. In addition, many of our employees are currently working remotely. The COVID-19 pandemic continues to rapidly evolve and could more significantly impact our operations in the future.

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

For example, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our completed Phase 2a clinical trial of tovinontrine in SCD, delays to some patient visits in our OLE clinical trial in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Ardent and Forte Phase 2b clinical trials of tovinontrine in SCD and β-thalassemia. More recently, we have also experienced some disruptions with the supply chain of third-party vendors who assist us in the conduct of our clinical trials.  In addition, the COVID-19 pandemic may affect the operations of the U.S. Food and Drug Administration, or FDA, and other health authorities, which could result in delays of regulatory actions related to our programs, including with respect to tovinontrine. Any negative impact that the COVID-19 pandemic has on recruiting or retaining patients in our clinical trials, the ability of our suppliers to provide materials for our product candidates, or the regulatory review process could cause additional delays which could materially and adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, affect our ability to raise additional capital and have a material adverse effect on our financial results. In addition, if any of our clinical trial patients contract COVID-19, they may have adverse health outcomes that could impact the results of our clinical trials.

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

To date, we have invested a majority of our efforts and financial resources in the preclinical and clinical development of tovinontrine. Our future success is heavily dependent on our ability to successfully develop, obtain regulatory approval for and commercialize tovinontrine. Tovinontrine is currently our only product candidate in clinical development and we are currently testing it as part of our Ardent and Forte Phase 2b clinical trials in SCD and β-thalassemia, our OLE clinical trial in SCD and we plan to initiate a Phase 2 clinical trial of tovinontrine in HFpEF. We cannot be certain that tovinontrine will be successful in clinical trials or receive regulatory approval.

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
•

effectively competing with other therapies, including Oxbryta  and Adakveo for the treatment of SCD;  Zynteglo (currently only approved in Europe and for which FDA approval is currently being sought) and Reblozyl for the treatment of ß-thalassemia; and Entresto and Jardiance for the treatment of HFpEF;

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

Because we plan to use a surrogate endpoint for our development of tovinontrine in HFpEF, the FDA or other regulatory authorities may not consider such endpoint to predict or provide clinically meaningful results.

In the second quarter of 2022, we plan to initiate a Phase 2 clinical trial of tovinontrine in HFpEF, in which we plan to evaluate changes in N-terminal pro b-type natriuretic peptide, or NT-proBNP, levels as the primary endpoint. The clinical trial requirements of the FDA and other comparable regulatory agencies and the criteria these regulators use to determine the safety and efficacy of any product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product.  To date there are only two approved products for HFpEF, and as a result, the design and conduct of clinical trials for a therapeutic product candidate in HFpEF is subject to uncertainties and unknown risks.  Even if applicable regulatory authorities do not object to our use of a biomarker endpoint in an earlier stage clinical trial, such regulatory authorities may determine that the biomarker efficacy endpoint is not sufficiently predictive of clinical benefit to support approval. As a result, we expect we may need to consider other endpoints for a pivotal program in HFpEF that has the ability to show clear clinical benefit.

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

The outcome of preclinical testing and earlier-stage clinical trials may not be predictive of the success of later-stage clinical trials. Tovinontrine and any other product candidates we may develop may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, in our SCD clinical trials, tovinontrine may not be effective at reducing VOCs in the same manner as we have experienced in our Phase 2a clinical trial of tovinontrine or our OLE clinical trial of tovinontrine. Additionally, any other positive results generated in our Phase 2a, OLE or Ardent Phase 2b clinical trial of tovinontrine in adults with SCD would not ensure that we will achieve similar results in larger, pivotal clinical trials or in clinical trials of tovinontrine in adolescent and pediatric populations with SCD. We face similar risks in our development of tovinontrine in areas outside of SCD, including ß-thalassemia and HFpEF, as well as in development of other product candidates we may develop, including IMR-261. Several companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of any other product candidates then under development and/or cause the FDA or other regulatory authorities to require additional testing before approving any other such product candidates.

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

Identifying and qualifying patients to participate in clinical trials for tovinontrine and any other product candidates we may develop is critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for tovinontrine and any other product candidates we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. For example, the prevalence of patients with SCD and β-thalassemia in the United States and Europe is estimated to be low. Accordingly, there are limited patient pools from which to draw for clinical trials of tovinontrine for the treatment of SCD and β-thalassemia. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete our clinical trials of tovinontrine because of the perceived risks and benefits of tovinontrine, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors.

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

If we do not successfully develop and eventually commercialize products, we will not obtain product revenue in future periods, resulting in significant harm to our financial position and adversely affecting our share price. We are currently conducting our Ardent Phase 2b clinical trial of tovinontrine in patients with SCD, our Forte Phase 2b clinical trial of tovinontrine in patients with β-thalassemia and our OLE clinical trial of tovinontrine in patients with SCD.  In addition, we expect to commence clinical development of tovinontrine in HFpEF in the second quarter of 2022. A failure to establish tovinontrine as a viable treatment for SCD, β-thalassemia and/or HFpEF could harm our business prospects. In addition, we may explore tovinontrine in other indications or acquire additional product candidates for development. For example, in 2020 we acquired IMR-261, however we have not yet commenced clinical development of this product candidate and any future development efforts for IMR-261 may not be successful.  There can be no assurance that we will be successful in our efforts to identify or acquire additional potential product candidates. Even if we identify or acquire additional product candidates, there can be no assurance that our development efforts will be successful.

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

•	the efficacy and potential advantages compared to alternative treatments, such as, in the case of tovinontrine, Oxbryta, Adakveo, hydroxyurea, Zynteglo, Reblozyl,Endari and Entresto;
•	the effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the clinical indications for which the product is approved;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and to continue treatment over time and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
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

In the area of SCD, we expect to face competition from voxelotor (marketed as Oxbryta by Global Blood Therapeutics, Inc., or GBT), crizanlizumab (marketed as Adakveo by Novartis AG, or Novartis), HU (marketed under trade names including Droxia by Bristol-Myers Squibb Company and SIKLOS by Addmedica, as well as in generic form) and L-glutamine (marketed as Endari), which are currently the only FDA-approved therapies for the treatment of SCD. In addition, with respect to SCD, we are aware of several product candidates in clinical development, which could be competitive with product candidates that we may successfully develop and commercialize. For example, there are a number of companies in clinical development for gene editing/therapy treatments, including bluebird bio, Inc., Aruvant Sciences, Inc., CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated), Sangamo Therapeutics, Inc. (in collaboration with Sanofi), Intellia Therapeutics, Inc. (in collaboration with Novartis), Graphite Bio, Inc. and Editas Medicine, Inc. There are also several companies advancing therapeutic approaches outside of gene editing/therapy, including GBT, Agios Pharmaceuticals, Inc., Forma Therapeutics, Inc., Vifor Pharma Ltd, Novo Nordisk A/S (in collaboration with EpiDestiny, Inc.), Fulcrum Therapeutics, Inc., CSL Ltd. and Pfizer, Inc.

In the area of ß-thalassemia, we expect to face competition from Zynteglo (marketed by bluebird bio, Inc.), which is currently only approved in Europe for the treatment of ß -thalassemia and for which FDA approval is currently being sought, as well as Reblozyl (marketed by Bristol-Myers Squibb Co. and Acceleron Pharma Inc.), which is approved in the United States for the treatment of anemia in adult patients with ß-thalassemia who require regular RBC transfusions. In addition, with respect to ß-thalassemia, we are aware of several product candidates in clinical development, which could be competitive with product candidates that we may successfully develop and commercialize.  For example, there are a number of companies in clinical development for gene editing/therapy treatments, including bluebird bio, Inc, CRISPR Therapeutics AG (in collaboration with Vertex Pharmaceuticals Incorporated) and Ionis Pharmaceuticals. There are also several companies advancing therapeutic approaches outside of gene editing/therapy, including Agios Pharmaceuticals, Inc, Forma Therapeutics, Inc., Silence Therapeutics, Inc. and Vifor Pharma Ltd.

In the area of HFpEF, we expect to face competition from Entresto (marketed by Novartis) which is currently the only FDA-approved therapy for HFpEF.  We are also aware of several drugs approved for other indications that are likely to seek near-term marketing approval for HFpEF including Jardiance (Eli Lilly & Co.), Farxiga (Astra Zeneca, PLC), Invokana (Johnson & Johnson) and Zynquista (Lexicon Pharmaceuticals, Inc).  In addition, Bristol-Myers Squibb Co., Cytokinetics, Inc., Acceleron Pharma, Inc., Palatin Technologies, Inc., Cardurion Pharmaceuticals, Inc. and TransThera Biosciences Co., Ltd., among potentially other companies, are also developing therapeutic approaches for patients with HFpEF.

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

Our future profitability will depend, in part, on our ability to commercialize tovinontrine and any other product candidates we may develop in markets outside of the United States and the European Union. If we commercialize tovinontrine and any other product candidates we may develop in foreign markets, we will be subject to additional risks and uncertainties, including:

•

economic weakness, including inflation, or political instability in particular economies and markets, such as may result in Europe or other geographies as a result of the ongoing conflict between Russia and Ukraine;

•	the burden of complying with complex and changing foreign regulatory, tax, accounting and legal requirements, many of which vary between countries;
•	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
•	tariffs and trade barriers, as well as other governmental controls and trade restrictions;
•	other trade protection measures, import or export licensing requirements, economic sanctions or other restrictive actions by U.S. or foreign governments;
•	longer accounts receivable collection times;
•	longer lead times for shipping;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	workforce uncertainty in countries where labor unrest is common;
•	language barriers for technical training;
•	reduced protection of intellectual property rights in some foreign countries, and related prevalence of generic alternatives to therapeutics;
•	foreign currency exchange rate fluctuations and currency controls;
•	differing foreign reimbursement landscapes;
•	uncertain and potentially inadequate reimbursement of our products; and
•	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

We currently rely on third-party clinical research organizations to conduct our ongoing Ardent and Forte Phase 2b clinical trials in SCD and in β-thalassemia and expect to rely on a third-party clinical research organization to conduct our planned Phase 2 clinical trial of tovinontrine in HFpEF. We do not plan to independently conduct clinical trials of any other product candidates. We expect to continue to rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct our clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities might be delayed.

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

Risks Related to our Intellectual Property

If we fail to comply with our obligations under our existing license agreements, or under any future intellectual property licenses, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

We are party to a license agreement with Lundbeck pursuant to which we have been granted an exclusive worldwide license within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or other diseases or disorders, including those directly or indirectly related to hemoglobinopathies. The agreement grants us an exclusive license under the licensed technology to, among other things, develop and commercialize any product comprising or containing certain PDE9 inhibitors, including tovinontrine. We are also party to license agreements with the UAB Research Foundation and the University of Pittsburgh with respect to IMR-261.  We may enter into additional license agreements in the future. Our current license agreements impose, and we expect that future licenses will impose, specified diligence, milestone payment, royalty and other obligations on us.  Furthermore, our licensors have the right to terminate these license agreements if we materially breach the applicable agreement and fail to cure such breach within specified periods or in the event we undergo certain bankruptcy events. In spite of our best efforts, our current or any future licensors might conclude that we have materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize product candidates and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying intellectual property fails to provide the intended exclusivity, competitors would have the freedom to seek regulatory approval of, and to market, products and technologies identical to ours. This could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of non-U.S. countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to tovinontrine and any other product candidates we may develop. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing of the priority application, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued that protect our technology and product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value of, or narrow the scope of, our patent rights.

Currently, we have exclusively licensed one issued U.S. patent directed to methods of treating SCD. In addition, we have pending Patent Cooperation Treaty and U.S. non-provisional applications directed to methods of treating β-thalassemia and HFpEF. In order to continue to pursue protection based on provisional patent applications, we will need to file Patent Cooperation Treaty applications, non-U.S. applications and/or U.S. non-provisional patent applications prior to applicable deadlines. Even then, as highlighted above, patents may never issue from our patent applications, or the scope of any patent may not be sufficient to provide a competitive advantage. With respect to tovinontrine, the last to expire patent covering the composition of matter of tovinontrine licensed from Lundbeck is expected to expire in 2036.

Moreover, we or our licensors may be subject to a third-party preissuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering any product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours. For example, the last to expire composition of matter patent covering tovinontrine, licensed from Lundbeck, is expected to expire in 2036. Given the expected expiration date of these patents, and the fact that safe harbor protections in many jurisdictions permit third parties to engage in development, including clinical trials, these patents may not provide us with a meaningful competitive advantage.

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

We and our licensors, and any future licensors, may become involved in lawsuits to protect or enforce our patent or other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

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

Interference or derivation proceedings provoked by third parties, or brought by us or by our licensors, or declared by the USPTO may be necessary to determine the priority of inventions with respect to our patents or patent applications. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. Our defense of litigation or interference or derivation proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring any product candidates to market.

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

We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing any product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to any product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

•

we cannot ensure that any of our patents, or any of our pending patent applications, if issued, or those of our licensors, will include claims having a scope sufficient to protect any product candidates;

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

The FDA may further reevaluate the Orphan Drug Act and its regulations and policies. This may be particularly true in light of a decision from the Court of Appeals for the 11th Circuit in September 2021 finding that, for the purpose of determining the scope of exclusivity, the term “same disease or condition” means the designated “rare disease or condition” and could not be interpreted by the FDA to mean the “indication or use.” We do not know if, when or how the FDA may change the orphan drug regulations and policies in the future, and it is uncertain how any changes might affect our business. Depending on what changes the FDA may make to its orphan drug regulations and policies, our business could be adversely impacted.

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

There is no guarantee that, if we ever submit and obtain approval for our product candidates for which we may obtain rare pediatric disease designation in the future, we will receive a rare pediatric disease PRV.  In addition to receiving rare pediatric disease designation, in order to receive a rare pediatric disease PRV, the NDA must be granted priority review, rely on clinical data derived from studies examining a pediatric population and dosages of the drug intended for that population, not seek approval for a different adult indication in the original rare pediatric disease product application and be for a drug that does not include a previously approved active ingredient.

Under current statutory sunset provisions, even if a marketing application meets all of these requirements, the FDA may only award a voucher prior to September 30, 2026 and only if the approved product received rare pediatric disease drug product designation prior to September 30, 2024.  We cannot be certain that we will receive approval for any of our rare pediatric disease designated products prior to the statutory sunset date, if ever.  Moreover, even if we believe that our marketing application meets the other requirements to be eligible to receive a priority review voucher upon approval, the FDA may disagree.  Further, if we do not obtain approval of an NDA for tovinontrine for SCD or β-thalassemia by these dates, and if the PRV Program is not further extended by congressional action, we may not receive a PRV.

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

Additionally, we could face heightened risks with respect to seeking marketing approval in the United Kingdom as a result of the withdrawal of the United Kingdom from the European Union, commonly referred to as Brexit.  The United Kingdom is no longer part of the European Single Market and European Union Customs Union.  As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or the MHRA, became responsible for supervising medicines and medical devices in Great Britain, comprising England, Scotland and Wales under domestic law, whereas Northern Ireland will continue to be subject to European Union rules under the Northern Ireland Protocol.  The MHRA will rely on the Human Medicines Regulations 2012 (SI 2012/1916) (as amended), or the HMR, as the basis for regulating medicines.  The HMR has incorporated into the domestic law of the United Kingdom the body of European Union law governing medicinal products that pre-existed prior to the United Kingdom’s withdrawal from the European Union.  Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, may force us to restrict or delay efforts to seek regulatory approval in the United Kingdom for our product candidates, which could significantly and materially harm our business.

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

We may seek PRIME Designation in the European Union for one or more of our product candidates but we might not receive such designations and, even if we do, such designations may not lead to a faster development or regulatory review or approval process.

In the European Union, we may seek PRIME designation for our product candidates in the future. PRIME is a voluntary program aimed at enhancing the EMA’s role to reinforce scientific and regulatory support in order to optimize development and enable accelerated assessment of new medicines that are of major public health interest with the potential to address unmet medical needs. The program focuses on medicines that target conditions for which there exists no satisfactory method of treatment in the European Union or even if such a method exists, it may offer a major therapeutic advantage over existing treatments. PRIME is limited to medicines under development and not authorized in the European Union and the applicant intends to apply for an initial marketing authorization application through the centralized procedure. To be accepted for PRIME, a product candidate must meet the eligibility criteria in respect of its major public health interest and therapeutic innovation based on information that is capable of substantiating the claims.

The benefits of a PRIME designation include the appointment of a Committee for Human Medicinal Products rapporteur to provide continued support and help to build knowledge ahead of a marketing authorization application, early dialogue and scientific advice at key development milestones, and the potential to qualify products for accelerated review, meaning reduction in the review time for an opinion on approvability to be issued earlier in the application process. PRIME enables an applicant to request parallel EMA scientific advice and health technology assessment advice to facilitate timely market access. Even if we receive PRIME designation for any of our product candidates, the designation may not result in a materially faster development process, review or approval compared to conventional EMA procedures. Further, obtaining PRIME designation does not assure or increase the likelihood of EMA’s grant of a marketing authorization.

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

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the FDA have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the ongoing COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the ongoing COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure, among other things, that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies impose and enforce stringent restrictions on manufacturers’ communications regarding off-label use, and if we promote our products beyond their approved indications, we may be subject to enforcement action or prosecution arising from off-label promotion. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Violations of the FDCA and other statutes and regulations relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, including the False Claims Act, as well as state consumer protection laws.

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

Similar restrictions apply to the approval of our products in the European Union. The holder of a marketing authorization is required to comply with a range of requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. These include: compliance with the European Union’s stringent pharmacovigilance or safety reporting rules, which can impose post-authorization studies and additional monitoring obligations; the manufacturing of authorized medicinal products, for which a separate manufacturer’s license is mandatory; and the marketing and promotion of authorized drugs, which are strictly regulated in the European Union and are also subject to European Union Member State laws.  The failure to comply with these and other European Union requirements can also lead to significant penalties and sanctions.

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

•

the federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program (with specific exceptions) to report annually to the U.S. Department of Health and Human Services information related to payments and other transfers of value made by that entity to physicians, other healthcare providers and teaching hospitals and ownership and investment interests held by physicians, other healthcare providers and their family members; and

•

analogous state laws and regulations, such as state anti- kickback and false claims laws, and transparency laws, may apply to sales or marketing arrangements, and claims involving healthcare items or services reimbursed by non-governmental third party payors, including private insurers and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, in addition to requiring manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures. Many state laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts. Foreign laws also govern the privacy and security of health information in many circumstances.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act. These Medicare sequester reductions have been suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Since enactment of the ACA, there have been and continue to be, numerous legal challenges and Congressional actions to repeal and replace provisions of the law. For example, with enactment of the TCJA in 2017, Congress repealed the “individual mandate.” The repeal of this provision, which requires most Americans to carry a minimal level of health insurance, became effective in 2019.  Further, on December 14, 2018, a U.S. District Court judge in the Northern District of Texas ruled that the individual mandate portion of the ACA is an essential and inseverable feature of the ACA and therefore because the mandate was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court heard this case on November 10, 2020 and on June 17, 2021, dismissed this action after finding that the plaintiffs do not have standing to challenge the constitutionality of the ACA. Litigation and legislation over the ACA are likely to continue, with unpredictable and uncertain results.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.  In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations.  These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. The final rule is currently the subject of ongoing litigation, but at least six states (Vermont, Colorado, Florida, Maine, New Mexico, and New Hampshire) have passed laws allowing for the importation of drugs from Canada with the intent of developing SIPs for review and approval by the FDA.  Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023.

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

Our internal computer systems and those of any collaborators, contractors or consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. Such systems are also vulnerable to service interruptions or to security breaches from inadvertent or intentional actions by our employees, third-party vendors and/or business partners, or from cyberattacks by malicious third parties. Cyber incidents are increasing in their frequency, sophistication and intensity, and have become increasingly difficult to detect. For example, we have experienced attempts at phishing and e-mail fraud with the goal of causing payments to be transmitted to an unintended recipient. Cyber incidents could also include the deployment of harmful malware, ransomware, denial-of-service attacks, unauthorized access to or deletion of files, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. The risk of cyber incidents could also be increased by cyberwarfare in connection with the ongoing conflict between Russia and Ukraine, including potential proliferation of malware from the conflict into systems unrelated to the conflict.

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

We expect to experience growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, clinical, regulatory affairs and, if any product candidate receives marketing approval, sales, marketing and distribution. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

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
•

general economic, industry and market conditions, including, without limitation, the current adverse impact of the COVID-19 pandemic and political and economic instability caused by the current conflict between Russia and Ukraine and economic sanctions adopted in response to the conflict; and

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

As of January 15, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 51% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to control all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We currently have on file with the SEC a universal shelf registration statement which allows us to offer and sell registered common stock, preferred stock, debt securities, warrants and/or units from time to time pursuant to one or more offerings up to an aggregate of $200 million, at prices and terms to be determined at the time of sale, subject to restrictions that may apply from time to time on our ability to utilize the shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period.  In July 2021, we issued and sold 8,333,333 shares of common stock with aggregate gross proceeds of approximately $50 million under this universal shelf registration statement.

Moreover, holders of an aggregate of 11,005,600 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all 3,767,067 shares of common stock that we may issue under our equity compensation plans and such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting with our Annual Reports on Form 10-K. However, while we remain an EGC, we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To comply with Section 404, we are engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, including through hiring additional financial and accounting personnel, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that we will not be able to conclude, within the prescribed timeframe or at all, that our internal control over financial reporting is effective as required by Section 404. If we identify one or more material weaknesses in our internal control over financial reporting, it could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

Changes in tax law may adversely affect our business or financial condition. On December 22, 2017, the U.S. government enacted the TCJA, which significantly reformed the Code. The TCJA, as amended by the CARES Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs to 80% of current year taxable income and the elimination of NOL carrybacks, in each case, for NOLs arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely and such NOLs arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions.  Regulatory guidance under the TCJA and such additional legislation, is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. Also, as a result of the changes in the U.S. presidential administration and control of the U.S. Senate in 2021, additional tax legislation may be enacted; any such additional legislation could have an impact on us. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our principal facilities consist of office space. Our headquarters consists of approximately 4,210 square feet of office space in Boston, Massachusetts under a lease that we entered into in May 2019.  In June 2021, we entered into an amendment to the lease agreement pursuant to which we will lease an additional 5,026 square feet of office space, brining our total leased space to 9,236 square feet.  We expect the lease for this additional space to commence by the end of March 2022.  The lease covering the entire premises will continue until March 2027, with an option to extend the term for five years through March 2032.  In addition, we have a right of first option to lease an additional 2,069 square feet of the premises if such space becomes available during the term of the lease. We believe this office space will be sufficient to meet our needs for the foreseeable future and that suitable additional space will be available as and when needed.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on The Nasdaq Global Market under the symbol “IMRA.”

Holders

As of January 15, 2022, there were approximately 52 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on then-existing conditions, including our results of operations, financial condition, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant

Use of Proceeds from Initial Public Offering

On March 16, 2020, we received aggregate net proceeds from our initial public offering of our common stock, or IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236465), which was declared effective by the Securities and Exchange Commission on March 11, 2020. We have used approximately $37.7 million of the net proceeds from the IPO as of December 31, 2021. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

Item 6. [Reserved]

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

Business Overview

We are a clinical-stage biopharmaceutical company dedicated to developing and commercializing novel therapeutics to treat patients suffering from rare inherited genetic disorders of hemoglobin, known as hemoglobinopathies, and other serious diseases. Our pipeline is built on the differentiated therapeutic potential of our lead product candidate, tovinontrine (IMR-687), which is an oral, highly selective, potent small molecule inhibitor of phosphodiesterase-9, or PDE9.  Tovinontrine is currently in Phase 2b clinical development for the treatment of sickle cell disease, or SCD, and β-thalassemia and we expect to begin clinical development of tovinontrine in heart failure with preserved ejection fraction, or HFpEF, in the second quarter of 2022.  We are also advancing IMR-261, an oral activator of nuclear factor erythroid 2–related factor 2, or Nrf2.

Tovinontrine (IMR-687)

Our lead candidate, tovinontrine, is a highly selective and potent small molecule inhibitor of PDE9.

SCD Program

We are currently conducting the Ardent Phase 2b clinical trial of tovinontrine, a randomized, double-blind, placebo-controlled trial in approximately 115 adult patients with SCD.  We have completed enrollment in the Ardent clinical trial and expect to report interim data from this trial in the first week of April 2022 and final data in the second half of 2022.  In November 2021, we made the decision to change the primary endpoint of the Ardent trial to annualized rate of vaso-occlusive crises, or VOCs, following a written recommendation from the FDA.  Fetal hemoglobin, or HbF, response, which was previously the primary endpoint, will continue to be evaluated as a key secondary endpoint.

 The Ardent trial follows completion of our Phase 2a clinical trial of tovinontrine in SCD, which demonstrated a well-tolerated safety profile for tovinontrine and potential benefits from tovinontrine with respect to VOCs.  Changes in SCD-related biomarkers were variable.

We are also conducting a long-term open label extension, or OLE, clinical trial of tovinontrine, which is comprised of patients who completed our Phase 2a clinical trial of tovinontrine.  Data from the OLE trial presented at the American Society of Hematology (ASH) Annual Meeting in December 2021 demonstrated a well-tolerated safety profile for tovinontrine, potential benefits from tovinontrine with respect to VOCs and improvements in certain SCD-related biomarkers, including HbF and F-cells, through 12 months of treatment on the OLE trial.

In the second quarter of 2022, we expect to initiate a new, long-term OLE trial of tovinontrine for patients who complete the Ardent Phase 2b clinical trial in SCD.  In addition to patients from the Ardent trial, we expect patients from the ongoing Phase 2a OLE trial to roll over into this new OLE trial, resulting in one OLE trial with patients from both the Phase 2a clinical trial and the Ardent Phase 2b clinical trial.

ß-thalassemia Program

We are also conducting the Forte Phase 2b clinical trial of tovinontrine, a randomized, double-blind, placebo-controlled trial in approximately 120 transfusion dependent, or TDT, and non-transfusion dependent, or NTDT, patients with ß-thalassemia.  In November 2021, we presented data from a pre-specified interim analysis from the Forte trial in TDT patients.  The interim analysis data demonstrated a well-tolerated safety profile for tovinontrine and a trend for reduced transfusion burden in the higher dose cohort.  We expect to report additional interim data for TDT and NTDT patients from the Forte trial in the first week of April 2022 and data from the final analysis of the Forte clinical trial in the second half of 2022.

HFpEF Program

In the second quarter of 2022, we expect to dose the first patient in the SP9IN Phase 2 clinical trial of tovinontrine in HFpEF.  The SP9IN trial will be a randomized, placebo-controlled trial of approximately 170 patients 45 years of age or older with enriched PDE9 expression and persistent symptoms of HFpEF.  The primary endpoint of the trial will be the change in N-terminal pro b-type natriuretic peptide, or NT-proBNP, levels.

IMR-261

We have commenced research activities for IMR-261 (formerly CXA-10), an oral, clinic-ready activator Nrf2.  In pre-clinical models of SCD, IMR-261 was observed to activate expression of HbF and reduce VOCs. Furthermore, in a preclinical model of ß-thalassemia, IMR-261 was observed to increase hemoglobin and enhance red blood cell, or RBC, maturation.  We have initiated work on drug product manufacturing for IMR-261 as we explore potential clinical development paths in hemoglobinopathies, iron disorders and potentially other areas.

Prior to its acquisition by Imara, IMR-261 was evaluated by Complexa, Inc. in Phase 2 clinical trials in focal segmental glomerulosclerosis, or FSGS, and pulmonary arterial hypertension, or PAH, and independent medical literature suggests potential in a broad array of RBC diseases, including disorders of hemoglobin, and iron overload diseases.

Financial Overview

Since our inception in 2016, our operations have focused on organizing and staffing our company, business planning, raising capital, developing our technology, undertaking preclinical studies and clinical trials of tovinontrine and acquiring and commencing preclinical studies for IMR-261. To date, we have funded our operations primarily through the sale of common stock and the sale of convertible preferred stock.

In February 2020 we effected a 1-for-6.299 reverse stock split of our common stock. All historical share and per share information shown herein and in our consolidated financial statements and related notes have been retroactively adjusted to give effect to the reverse stock split.

On April 1, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021. We also simultaneously entered into a sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co, LLC, or Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of December 31, 2021, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred significant operating losses since inception. Our losses from operations were $51.4 million and $41.7 million for the years ended December 31, 2021, and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of approximately $147.5 million. We expect to continue to incur significant operating losses for the foreseeable future, as we advance tovinontrine and any product candidates we may develop in the future from discovery through preclinical development and clinical trials and seek regulatory approval of our product candidates. We expect to incur significant expenses related to maintaining and expanding our intellectual property portfolio, hiring additional research and development and business personnel and operating as a public company. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our clinical trials and our expenditures on other research and development activities.

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

As of December 31, 2021 we had $90.3 million in cash, cash equivalents and investments. We believe that though our cash, cash equivalents and investments as of December 31, 2021 will enable us to fund our operating expenses and capital expenditure requirements substantially through the first quarter of 2023, there is substantial doubt about our ability to continue as a going concern within one year after the issuance date of the consolidated financial statements. See “—Liquidity and Capital Resources.”

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, called COVID-19, emerged and has now spread globally. The COVID-19 pandemic is ongoing and its impact continues to evolve as of the date of this Annual Report on Form 10-K. We continue to actively monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry and workforce.

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity as of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations, including some missed and incomplete patient visits in our completed Phase 2a clinical trial of tovinontrine in SCD, delays to some patient visits in our OLE clinical trial in SCD, as well as site activation and enrollment delays and delays in review of our regulatory submissions with respect to our Ardent and Forte clinical trials of tovinontrine in SCD and ß-thalassemia. More recently, we have also experienced some disruptions with the supply chain of third-party vendors who assist us in the conduct of our clinical trials.  In addition, many of our employees are currently working remotely.

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

Lundbeck License Agreement

In April 2016, we entered into an agreement with H. Lundbeck A/S, or Lundbeck, for a worldwide license under certain patent rights and certain know-how owned or otherwise controlled by Lundbeck within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or other diseases or disorders, including those directly or indirectly related to hemoglobinopathies, which we refer to as the field. The agreement grants us an exclusive license under the licensed technology, including the right to grant sublicenses with certain restrictions, to research, develop, make, have made, use, sell, have sold, offer to sell, import, export and commercialize any product comprising or containing certain PDE9 inhibitors, in the field. The agreement also grants us a non-exclusive license under the licensed technology to research and develop, and make, have made, use, import and export for purposes of enabling such research and development, enhancements, improvements, modifications or derivatives to licensed products, until but not beyond a specified pre-commercialization developmental stage with respect to each such enhancement, improvement, modification or derivative. Under the agreement, we have made cash payments totaling $1.8 million to date, consisting of an upfront payment and ongoing milestone payments, and also issued shares of our common stock as described in Note 14 of the notes to our consolidated financial statements in this Annual Report on Form 10-K. We are obligated to make milestone payments to Lundbeck aggregating up to $23.5 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any licensed product and $11.8 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any IMARA product that is or comprises a PDE9 inhibitor but is not a licensed product, or a PDE9 product, if any. We are obligated to pay tiered royalties of low-to-mid single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products, and tiered royalties of low single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of PDE9 products, if any. See “Business—License and Acquisition Agreements” for a further description of the license agreement with Lundbeck.

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

A significant portion of our research and development costs have been external costs, which we track after a clinical product candidate has been identified. Our internal research and development costs are primarily personnel-related costs and other indirect costs. Our research and development expenses to-date have primarily been incurred in connection with our development of tovinontrine in SCD and β-thalassemia. We do not intend to track our internal research and development expenses on a program-by-program basis as our personnel are deployed across multiple projects under development.

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

The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Tovinontrine (IMR-687)	$29,239	$25,902
Personnel expenses (including stock-based compensation)	7,804	5,566
Other expenses	1,399	686
Total research and development expenses	$38,442	$32,154

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
	(in thousands)
Operating expenses:
Research and development	$38,442	$32,154
General and administrative	13,000	9,544
Total operating expenses	51,442	41,698
Loss from operations	(51,442)	(41,698)
Total other income, net	58	338
Net loss	$(51,384)	$(41,360)

Research and Development Expenses

Research and development expenses increased by approximately $6.2 million from $32.2 million for the year ended December 31, 2020 to $38.4 million for the year ended December 31, 2021. The increase in research and development expenses was primarily attributable to the following:

•	a $3.3 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine;
•

a $2.2 million increase in personnel-related costs, including a $0.7 million increase in stock-based compensation expense, primarily due to an increase in headcount to support the growth of our research and development efforts; and

•	a $0.7 million increase in other research and development operational costs, including professional services, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $3.5 million from $9.5 million for the year ended December 31, 2020 to $13.0 million for the year ended December 31, 2021. The increase in general and administrative expenses was primarily attributable to the following:

•	a $2.1 million increase in personnel-related costs, including a $1.0 million increase in stock-based compensation expense, primarily due to an increase headcount;
•	a $1.1 million increase in cost associated with directors and officers’ insurance premiums due to market conditions and a full year of coverage in 2021;

•	a $0.6 million increase in other general and administrative operational costs, including public relations and corporate taxes; and
•	a $0.3 million decrease in consulting and professional fees, including legal and accounting fees, due to the hiring of additional full-time employees.

Total Other Income, Net

Total other income, net was $0.3 million for the year ended December 31, 2020, compared to total other income, net of $0.1 million for the year ended December 31, 2021, in each case consisting primarily of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized tovinontrine, which is in clinical development, and we do not expect to generate revenue from sales of tovinontrine or any product candidates we may develop in the future for several years, if at all. Through December 31, 2021, we have funded our operations primarily through the issuance of common stock and convertible preferred stock.

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

On April 1, 2021, we filed the Shelf with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.We also simultaneously entered into the Sales Agreement with Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of December 31, 2021, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of December 31, 2021, we had $90.3 million in cash, cash equivalents and investments. Based on our recurring losses and negative cash flows from operations since inception, expectation of continuing operating losses and negative cash flows from operations for the foreseeable future, and the need to raise additional capital to finance our future operations, we have concluded that there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date of filing this Annual Report on Form 10-K.  See Note 1 of the notes to our annual consolidated financial statements included elsewhere in this Annual Report on Form 10-K for a further discussion of our liquidity and the conditions and events that raise substantial doubt regarding our ability to continue as a going concern.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “—Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(46,771)	$(37,398)
Net cash used in investing activities	(1,632)	(16,721)
Net cash provided by financing activities	49,101	96,881
Net increase (decrease) in cash, cash equivalents, and restricted cash	$698	$42,762

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2021 was $46.8 million primarily due to our net loss of $51.4 million, partially offset by stock-based compensation expense of $3.8 million, depreciation expense of $0.1 million, amortization of $0.2 million on our short-term investments, and net cash inflows from the change in operating assets and liabilities of $0.5 million.

Net cash used in operating activities for the year ended December 31, 2020 was $37.4 million primarily due to our net loss of $41.4 million, partially offset by stock-based compensation expense of $2.2 million, depreciation expense of $0.1 million, amortization of $0.1 million on our short-term investments, and net cash inflows from the change in operating assets and liabilities of $1.7 million.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2021 was $1.6 million primarily due to purchases of marketable securities of $47.6 million, partially offset by proceeds from sales and maturities of short-term investments of $45.9 million.

Net cash used in investing activities for the year ended December 31, 2020 was $16.7 million primarily due to purchases of marketable securities of $64.2 million, partially offset by proceeds from sales and maturities of short-term investments of $47.5 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $49.1 million, primarily due to $46.8 million of net proceeds after deducting underwriting discounts and commissions and payment of issuance costs from our July 2021 offering, $1.4 million of net proceeds after deducting underwriting discounts and commissions and payment of issuance costs from the sale of common stock under the Sales Agreement with Cantor, and $0.9 million of proceeds received from the exercise of stock options.

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

•	seek regulatory and marketing approvals for tovinontrine and any other product candidates we may develop;
•	establish a sales, marketing and distribution infrastructure to commercialize tovinontrine and any other product candidates we may develop, in each case if approved;
•	commence development activities for any additional product candidates we may identify, including IMR-681;
•	acquire or in-license products, product candidates, technologies and/or data referencing rights;
•	maintain, expand, enforce, defend and protect our intellectual property;
•	hire additional clinical, quality control, manufacturing and other scientific personnel;
•

add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts and our operations as a public company; and

•	make any milestone payments to Lundbeck under our exclusive license agreement with Lundbeck, upon the achievement of specified clinical or regulatory milestones.

Based on our current operating plan, we expect that our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements substantially through the first quarter of 2023. We have concluded that there is substantial doubt about our ability to continue as a going concern for at least twelve months from the date of filing this Annual Report on Form 10-K. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

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

•	our ability to advance tovinontrine in HFpEF into and through clinical development, and the timing and scope of these development activities;
•	the costs of obtaining clinical and commercial supplies of tovinontrine and any other product candidates we may identify and develop;
•	our ability to successfully commercialize tovinontrine and any other product candidates we may identify and develop;
•

the manufacturing, selling and marketing costs associated with tovinontrine and any other product candidates we may identify and develop, including the cost and timing of establishing our sales and marketing capabilities;

•

the amount and timing of sales and other revenues from tovinontrine and any other product candidates we may identify and develop, including the sales price and the availability of coverage and adequate third-party reimbursement;

•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies;

•	our ability to attract, hire and retain qualified personnel; and
•	the costs of maintaining, expanding and protecting our intellectual property portfolio.

A change in the outcome of any of these or other variables with respect to the development of tovinontrine or any product candidate we may develop in the future could significantly change the costs and timing associated with the development of that product candidate. Further, our operating plans may change in the future, and we may need additional funds to meet operational needs and capital requirements associated with such operating plans. Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We currently have no credit facility or committed sources of capital. Based on our available cash resources, there is substantial doubt about our ability to continue as a going concern within one year after the date of filing this Annual Report on Form 10-K, and we expect that we will need to raise additional capital in the near term. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

In the normal course of business, we enter into agreements that contain contractual obligations, of which the most significant to date include our facility lease and our licensing agreement with Lundbeck.

In May 2019, we entered into a lease agreement for 4,210 square feet of office space located in Boston, Massachusetts.  In June 2021, we entered into an amendment to the lease agreement pursuant to which we will lease an additional 5,026 square feet of office space, brining our total leased space to 9,236 square feet.  We expect the lease for this additional space to commence by the end of March 2022.  As of commencement of the additional lease space, the remaining required payments for our operating lease, not including the optional extension period, will be approximately $3.2 million. For further information regarding our operating lease agreement, please see Note 8 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Our license agreement with Lundbeck, as well as certain other agreements, requires us to pay third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones that may not be achieved. We have not included payments contingent upon the achievement of certain development, regulatory or commercial milestones on our consolidated balance sheets. For further information regarding certain of our license agreements and amounts that could become payable in the future under those agreements, please see Note 7 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

In addition, we are party to certain agreements with contract research organizations for clinical trials and clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes. Such contracts are generally cancellable by us for convenience with a specified amount of notice. We may be subject to certain termination fees or wind-down costs upon termination of these agreements. The exact amount of such costs are generally not fixed or estimable.

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

As there was no public market for our common stock prior to our IPO, the estimated fair value of our common stock for awards made prior to the IPO was approved by our board of directors, with input from management, as of the date of each award grant, considering our most recently available independent third-party valuations of common stock and utilizing the valuation of our company’s enterprise value determined utilizing various methods including the back-solve method, option pricing model, or OPM, or a hybrid of the probability-weighted expected return method, or PWERM, and the OPM. The total enterprise value was then allocated to the various outstanding equity instruments, including the underlying common stock, utilizing the option-pricing model. We believed the assumptions underlying these valuations represented our best estimates. The independent third-party valuations were performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of December 31, 2021, we had cash, cash equivalents and investments of $90.3 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are exempt from this requirement pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2021, we implemented certain internal controls in connection with our adoption of ASC 842. There were no other changes in our internal control over financial reporting during the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age as of January 31, 2022, and position of each of our executive officers and directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Executive Officers

Rahul D. Ballal, Ph.D.	44	President and Chief Executive Officer, Director

Michael P. Gray	51	Chief Financial Officer, Chief Operating Officer
Kenneth Attie, M.D.	64	Senior Vice President, Chief Medical Officer

Non-Employee Directors

David M. Mott(1) (2) (3)	56	Chairman of the Board of Directors

David Bonita, M.D.(2)	46	Director

Mark Chin(1) (2)	40	Director

Edward R. Conner, MD (3)	49	Director

Barbara J. Dalton, Ph.D.(3)	68	Director

Carl Goldfischer, M.D.(1)	63	Director

Laura Williams, M.D., MPH(2)	59	Director

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

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

Michael P. Gray has served as our Chief Financial Officer and Chief Operating Officer since April 2019. Prior to joining us, Mr. Gray held various leadership positions at Arsanis, Inc., now X4 Pharmaceuticals, Inc., a public biopharmaceutical company, including President and Chief Executive Officer from November 2018 to March 2019, Chief Financial Officer from March 2016 to March 2019, Chief Operating Officer from September 2017 to November 2018, and Chief Business Officer from March 2016 to September 2017. Mr. Gray also served in various leadership positions from January 1998 through February 2016 at Curis Inc., or Curis, a public oncology drug development company. He served as Curis’ Chief Financial Officer and Chief Business Officer from February 2014 to February 2016 and as its Chief Financial Officer and Chief Operating Officer from December 2006 to February 2014. From December 2003 until December 2006, Mr. Gray served as Curis’ Vice President of Finance and Chief Financial Officer and from August 2000 until December 2003, served as its Senior Director of Finance and Controller. Previously, Mr. Gray held positions including Controller at Reprogenesis Inc., a biotechnology company focused on the development of cell therapy drug candidates, and as an audit professional for the accounting and consulting firm of Ernst & Young, LLP. Mr. Gray served on the board of directors of Therapeutics Acquisition Corporation, a special purpose acquisition corporation, from May 2020 to July 2021, when it completed its merger with POINT Biopharma, Inc. Mr. Gray received his M.B.A. in corporate finance and entrepreneurial management from the F.W. Olin Graduate School of Business at Babson College and a B.S. in accounting from Bryant University.

Kenneth Attie, M.D. has served as our Senior Vice President and Chief Medical Officer since January 2021.  Prior to joining us, Dr. Attie served as Vice President of Medical Research at Acceleron Pharma Inc., a biopharmaceutical company, from November 2009 to January 2021.  Prior to Acceleron, Dr. Attie held clinical development and medical affairs leadership roles of increasing responsibility at Altus Pharmaceuticals Inc., a biopharmaceutical company, from 2007 to 2009, Insmed, Inc., a biopharmaceutical company, from 2005 to 2007, and Genentech, Inc, a biotechnology company, from 1988 to 2000.  Dr. Attie received his B.A. in music from the University of Michigan and his M.D. from the New York University School of Medicine.

Non-Employee Directors

David M. Mott has served as a member of our board of directors since January 2016. Mr. Mott has been a private investor through Mott Family Capital since February 2020 and previously served as a General Partner at New Enterprise Associates, Inc., or New Enterprise Associates, a venture capital firm and, with its affiliates, a holder of more than 5% of our voting securities, from September 2008 to February 2020, where he led the healthcare investing practice. From 1992 until 2008, Mr. Mott worked at MedImmune, Inc., or MedImmune, a biotechnology company and subsidiary of AstraZeneca plc, or AstraZeneca, a public global, science-led biopharmaceutical company, and served in numerous roles during his tenure, including most recently as Chief Executive Officer from October 2000 to July 2008. During that time, Mr. Mott also served as Executive Vice President of AstraZeneca from June 2007 to July 2008 following AstraZeneca’s acquisition of MedImmune in June 2007. Mr. Mott has served on the board of directors of several public companies, including Epizyme, Inc., or Epizyme, a public biopharmaceutical company, since 2009, Ardelyx, Inc., a public specialized biopharmaceutical company, since 2009, Adaptimmune Therapeutics plc, a public clinical-stage biopharmaceutical company, since September 2014, Mersana Therapeutics, Inc., a public life sciences company, since July 2012 and Novavax, Inc., a public late-stage biotechnology company, since June 2020, and previously served on the board of Nightstar Therapeutics plc, a public gene therapy company, from November 2015 to June 2019, Clementia Pharmaceuticals, Inc., a clinical-stage company, from June 2015 to February 2018, and Tesaro, Inc., an oncology-focused company, from May 2010 to January 2019. Mr. Mott received his B.A. in economics and government from Dartmouth College. We believe Mr. Mott is qualified to serve on our board of directors based on his experience as an executive officer at MedImmune and his role on several public boards of directors as well as his leadership position in healthcare investing.

David Bonita, M.D. has served as a member of our board of directors since March 2019. Since February 2020, Dr. Bonita has been a member of OrbiMed Advisors LLC, or OrbiMed, an investment firm and, with its affiliates, a holder of more than 5% of our voting securities, where he previously served as a private equity partner from June 2013 to February 2020. From June 2004 to June 2013, Dr. Bonita held other positions at OrbiMed. Dr. Bonita has also served as Secretary for Auraeda, Inc. since October 2021.  Dr. Bonita has served on the board of directors of Tricida, Inc., a pharmaceutical company, since January 2014, Acutus Medical Inc, an arrhythmia management company, since March 2016, Ikena Oncology, Inc, an oncology company, since March 2016, Prelude Therapeutics, Inc., an oncology company, since July 2016, and Repare Therapeutics Inc., a cancer-focused biotechnology company, since September 2019. Dr. Bonita also previously served on the boards of directors of Clementia Pharmaceuticals Inc., a public pharmaceutical company, from April 2013 to April 2019, Loxo Oncology, Inc., a public biopharmaceutical company, from October 2013 to December 2017, Si-Bone, Inc., a public medical device company, from April 2014 to June 2019, and ViewRay Inc., a public medical device company from January 2008 to June 2018. Dr. Bonita currently serves, and has previously served, on the boards of directors of numerous private companies. Dr. Bonita worked as a corporate finance analyst in the healthcare investment banking groups of Morgan Stanley and UBS. He has published scientific articles in peer-reviewed journals based on signal transduction research performed at Harvard Medical School. He received his B.A. in biology from Harvard University and his joint M.D./M.B.A. from Columbia University. We believe that Dr. Bonita is qualified to serve on our board of directors based on his roles on several public and private boards of directors as well as his extensive experience in investing in healthcare companies.

Mark Chin has served as a member of our board of directors since March 2019. Mr. Chin has served as a Managing Director at Arix Bioscience plc, a life science investment company and, with its affiliates, a holder of more than 5% of our voting securities, since July 2021 and served as an Investment Director at Arix from August 2016 to April 2020. From September 2012 to July 2016, Mr. Chin served as a Principal at Longitude Capital Management Co. LLC, a healthcare venture capital firm. From January 2011 to September 2012, Mr. Chin served as a Consultant with the Boston Consulting Group, a global management consulting firm. Mr. Chin has served on the board of Harpoon Therapeutics Inc., a public clinical-stage immunotherapy company, since May 2017, and Iterum Therapeutics plc, a public clinical-stage pharmaceutical company, since May 2017. Mr. Chin earned his B.S. in management science from the University of California, San Diego, his M.B.A. from the Wharton School at the University of Pennsylvania and his M.S. in biotechnology from the University of Pennsylvania. We believe Mr. Chin is qualified to serve on our board of directors based on his roles on several public and private boards of directors and his extensive experience in investing in healthcare companies as well as his consulting experience.

Edward R. Conner, M.D. has served as a member of our board of directors since April 2020. Since July 2021, Dr. Conner has served as Chief Medical Officer at Locanabio, Inc., a gene therapy company.  From May 2019 to July 2021, Dr. Conner served as Senior Vice President and Chief Medical Officer at Audentes Therapeutics, Inc., an Astellas company and a genetic medicines company. From November 2016 to May 2019, he served as Senior Vice President and Chief Medical Officer at Sangamo Therapeutics, Inc., a biotechnology company. Dr. Conner served as Vice President, Clinical Development at Ultragenyx Pharmaceutical Inc., a pharmaceutical company, from January 2015 to October 2016, and in senior clinical and medical leadership positions at BioMarin Pharmaceutical Inc., a pharmaceutical company and at Genentech, Inc., a biotechnology company, prior to that. Dr. Conner earned his B.S. in Biology from Duke University and his M.D. from the University of California, San Francisco. We believe Dr. Conner is qualified to serve on our board of directors based on his significant industry experience leading medical and clinical development operations.

Barbara J. Dalton, Ph.D. has served as a member of our board of directors since January 2016. Dr. Dalton has served as the Vice President of Venture Capital for Pfizer Ventures, the venture capital group of Pfizer Inc. and, with its affiliates, a holder of more than 5% of our voting securities, since she joined Pfizer in 2007. She serves on the board of Artios Ltd., Priovant Therapeutics, Inc., Ixchelsis Ltd, AMRA Medical and Second Genome, which are all private independent biopharmaceutical companies. Barbara also serves on several other Pfizer Venture Investments portfolio companies as a board observer. Dr. Dalton began her pharmaceutical career as a Research Scientist in Immunology at SmithKline Beecham Ltd. (formerly SmithKline and French Laboratories), a pharmaceutical company that merged with Glaxo Holdings to become GSK, and joined their venture capital group, SR One, Ltd., in the early 1990s. She was also a founding member and Partner with EuclidSR Partners LP, a private venture capital firm, where SmithKline was a leading limited partner. She received her Ph.D. in microbiology and immunology from The Medical College of Pennsylvania (now the Drexel University College of Medicine) and received her B.S. in General Science from Pennsylvania State University. We believe Dr. Dalton is qualified to serve on our board of directors based on her research background, her past role on several public and private boards of directors, as well as her extensive experience in venture investing in healthcare companies.

Carl Goldfischer, M.D. has served as a member of our board of directors since January 2016. Dr. Goldfischer has served as an Investment Partner, Managing Director, member of the board of directors and member of the executive committee of Bay City Capital LLC, or Bay City Capital, a life sciences investment firm, since January 2000. Prior to joining Bay City Capital, Dr. Goldfischer was Chief Financial Officer and VP of Finance and Strategic Planning of ImClone Systems Inc., a biopharmaceutical company. Dr. Goldfischer has served on the board of directors of Epizyme, Inc., a public biopharmaceutical company, since September 2009. He has previously served on the board of directors of EnteroMedics Inc., now ReShape Lifesciences Inc., a public medical device company, from 2004 to September 2017, MAP Pharmaceuticals, Inc., a biopharmaceutical company, from 2004 to 2011 and Poniard Pharmaceuticals, Inc., a public biopharmaceutical company, from 2000 to 2012. Dr. Goldfischer received his B.A. in Liberal Arts from Sarah Lawrence College and his M.D. with honors in scientific research from Albert Einstein College of Medicine at Yeshiva University. We believe Dr. Goldfischer is qualified to serve on our board of directors based on his experience as chief financial officer at ImClone Systems and his role on several public and private boards of directors as well as his experience in investing in healthcare companies.

Laura Williams, M.D., MPH, has served as a member of our board of directors since June 2021. Since October 2021, Dr. Williams has served as the Chief Medical Officer at Ardelyx, Inc., a biopharmaceutical company, and she served as Senior Vice President, Global Therapeutic Strategies and Patient Advocacy for Ardelyx from November 2020 to October 2021. Prior to Ardelyx, she served as Senior Vice President and Head of Clinical Development and Biostatistics at AMAG Pharmaceuticals, Inc., a pharmaceutical company, from September 2017 until January 2020. From September 2016 to August 2017, Dr. Williams served as Vice President of Clinical Development at Myovant Sciences Ltd., a healthcare company. From 1998 to July 2016, Dr. Williams served in roles of increasing responsibility at Abbott Laboratories and AbbVie, Inc. Dr. Williams received her B.S. from Mississippi State University, her M.D. from the University of Iowa and MPH in Epidemiology from the University of Washington. We believe Dr. Williams is qualified to serve on our board of directors based on her significant strategic and clinical development experience, as well her experience with patient advocacy.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires directors, officers and persons who are beneficial owners of more than 10% of our common stock to file with the SEC reports of their ownership of our securities and of changes in that ownership.

To our knowledge, based upon a review of copies of reports filed with the SEC with respect to the fiscal year ended December 31, 2021 and written representations by our directors and officers that no other reports were required with respect to their transactions, all reports required to be filed under Section 16(a) by our directors and officers and persons who were beneficial owners of more than 10% of our common stock were timely filed, except that Mark Chin filed one late Form 4 with respect to one transaction.

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

Audit Committee

The members of our audit committee are Mark Chin, Carl Goldfischer and David Mott. Dr. Goldfischer is the chair of the audit committee. Our audit committee’s responsibilities include:

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

Item 11. Executive Compensation.

The following discussion relates to the compensation of our President and Chief Executive Officer, Rahul D. Ballal, Ph.D., our Chief Financial Officer and Chief Operating Officer, Michael P. Gray, and our Chief Medical Officer, Kenneth Attie, M.D., for the years ended December 31, 2021 and 2020. These three individuals are collectively referred to in this Annual Report on Form 10-K as our named executive officers.

We continuously review all elements of our executive compensation program, including the function and design of our equity incentive programs, to ensure that our program is competitive with the companies with which we compete for executive talent and that it is appropriate for a public company of our size and stage of development.

Summary Compensation Table

The following table sets forth information regarding compensation awarded to, earned by or paid to each of our named executive officers for the years ended December 31, 2021 and 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Rahul D. Ballal, Ph.D.(3)	2021	517,729	232,978	1,189,482	1,090(4)	1,941,279
President and Chief Executive Officer	2020	436,687	177,289	—	2,620(5)	616,596
Michael Gray	2021	454,454	172,692	575,168	1,090(6)	1,203,404
Chief Financial Officer and Chief Operating Officer	2020	392,740	134,263	—	2,620(7)	529,623
Kenneth Attie (8)	2021	400,750	179,500	1,040,600	1,090(9)	1,621,940
Chief Medical Officer

(1)

Amounts represent a cash bonus award to our named executive officers under our discretionary annual cash bonus program and with respect to Dr. Attie, also includes a $50,000 signing bonus paid to Dr. Attie in connection with the commencement of his employment.

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

(3)	Dr. Ballal also serves as a member of our board of directors but does not receive any additional compensation for his service as a director.
(4)	Amount represents compensation of $1,090 from premiums paid on behalf of Dr. Ballal for life insurance.
(5)	Amount represents compensation of $1,090 from premiums paid on behalf of Dr. Ballal for life insurance and $1,530 in reimbursements for monthly parking costs.
(6)	Amount represents compensation of $1,090 from premiums paid on behalf of Mr. Gray for life insurance.
(7)	Amount represents compensation of $1,090 from premiums paid on behalf of Mr. Gray for life insurance and $1,530 in reimbursements for monthly parking costs.
(8)	Dr. Attie commenced employment with us on January 19, 2021.
(9)	Amount represents compensation of $1,090 from premiums paid on behalf of Dr. Attie for life insurance.

Narrative to Summary Compensation Table

Base Salary. In 2021, we paid Dr. Ballal an annualized base salary of $437,750 until February 1, 2021, when his annualized base salary was increased to $525,000. In 2021, we paid Mr. Gray an annualized base salary of $393,444, until February 1, 2021, when his annualized base salary was increased to $460,000. In 2021, we paid Dr. Attie an annualized base salary of $420,000, which was pro-rated to reflect the number of days he served with our company following his hire in January 2021. We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our named executive officers. None of our named executive officers are currently party to an employment agreement or other agreement or arrangement that provides for automatic or scheduled increases in base salary.

Annual Bonus. Our board of directors may, in its discretion, award bonuses to our executive officers, including our named executive officers, from time to time. Our letter agreements with Dr. Ballal, Mr. Gray and Dr. Attie provide that they will be eligible for an annual discretionary bonus up to a specified percentage of their salaries based upon our achievements and their performance, as determined by our board of directors. Performance-based bonuses, which are calculated as a percentage of base salary, are designed to motivate our employees to achieve annual goals based on our strategic, financial and operating performance objectives. From time to time, our board of directors has approved discretionary annual cash bonuses to our named executive officers with respect to their prior year performance. In 2020, Dr. Ballal was eligible to receive a discretionary bonus of up to 45% of his annualized base salary. In 2021, Dr. Ballal’s annual discretionary bonus eligibility was increased up to 50% of his annualized base salary. We paid Dr. Ballal a discretionary bonus of $177,289 with respect to 2020 and $232,978 with respect to 2021. In 2020, Mr. Gray was eligible to receive a discretionary bonus of up to 35% of his annualized base salary. In 2021, Mr. Gray’s annual discretionary bonus eligibility was increased up to 40% of his annualized base salary. We paid Mr. Gray a discretionary bonus of $134,263 with respect to 2020 and $172,692 with respect to 2021. In 2021, Dr. Attie was eligible to receive a discretionary bonus of up to 35% of his annualized base salary, pro-rated to reflect the number of days he served with our company following his hire in January 2021. We paid Dr. Attie a discretionary bonus of $129,500 with respect to 2021.  We also paid Dr. Attie a $50,000 signing bonus in 2021 in connection with his commencement of employment.

Equity Incentives. Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, or any formal equity ownership guidelines applicable to them, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our board of directors periodically reviews the equity incentive compensation of our executive officers, including our named executive officers, and from time to time may grant equity incentive awards to them.

We granted an option to purchase 133,350 shares of our common stock to Dr. Ballal in January 2021. The shares underlying the option vest and become exercisable over four years, with 25% of the shares vesting on the first anniversary of the date of grant, and the remaining shares vesting in equal quarterly installments thereafter, subject to Dr. Ballal’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Dr. Ballal’s employment within twelve months following a change in control.

We granted an option to purchase 60,800 shares of our common stock to Mr. Gray in January 2021. The shares underlying the option vest and become exercisable over four years, with 25% of the shares vesting on the first anniversary of the date of grant, and the remaining shares vesting in equal quarterly installments thereafter, subject to Mr. Gray’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Mr. Gray’s employment within twelve months following a change in control.

We granted an option to purchase 110,000 shares of our common stock to Dr. Attie in January 2021 in connection with his commencement of employment. The shares underlying the option vest and become exercisable over four years, with 25% of the shares vesting on the first anniversary of the date of grant, and the remaining shares vesting in equal quarterly installments thereafter, subject to Dr. Attie’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Dr. Attie’s employment within twelve months following a change in control.

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

We have used stock options and other stock-based awards to compensate our executive officers in the form of initial grants in connection with the commencement of employment and also at various times, often but not necessarily annually, if we have performed as expected or better than expected. The award of stock options and other stock-based awards to our executive officers have historically been made by our board of directors or compensation committee. None of our executive officers is currently party to an employment agreement that provides for automatic award of stock options or other stock-based awards. We have granted stock options and other stock-based awards to our executive officers with time-based and performance-based vesting. The options that we have granted to our executive officers typically vest as to 25% of the shares underlying the award on the first anniversary of the grant date and in equal quarterly installments for three years thereafter. We have also granted performance-based awards tied to the achievement of milestones. Vesting rights cease upon termination of employment and exercise rights for stock options cease shortly after termination, except that vesting is fully accelerated upon certain terminations in connection with a change of control and exercisability is extended in the case of death or disability. Prior to the exercise of a stock option, the holder has no rights as a stockholder with respect to the shares subject to such option, including no voting rights and no right to receive dividends or dividend equivalents.

We have historically awarded stock options and other stock-based awards with exercise prices or purchase prices, as applicable, that are equal to the fair market value of our common stock on the date of grant as determined by our board of directors.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding all outstanding stock options held by each of our named executive officers as of December 31, 2021.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Rahul D. Ballal	230,374	33,625(1)	3.15	10/18/2028
	220,885	100,403(2)	4.92	5/15/2029
	43,813	56,332(3)	4.92	5/15/2029
	—	133,350(4)	13.05	1/27/2031
Michael Gray	138,943	84,116(5)	4.92	5/15/2029
	16,648	21,407(6)	4.92	5/15/2029
	—	60,800(7)	13.83	1/25/2031
Kenneth Attie	—	110,000(8)	13.83	1/25/2031

(1)

This option was granted on October 19, 2018, and the shares underlying the option vest and become exercisable over four years, with 25% of the shares having vested on the first anniversary of the date of grant and the remaining shares vesting in equal quarterly installments thereafter, subject to Dr. Ballal’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Dr. Ballal’s employment within twelve months following a change in control.

(2)

This option was granted on May 16, 2019, and the shares underlying the option vest and become exercisable over four years, with 25% of the shares having vested on the first anniversary of the date of grant and the remaining shares vesting in equal quarterly installments thereafter, subject to Dr. Ballal’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Dr. Ballal’s employment within twelve months following a change in control.

(3)

This option was granted on May 16, 2019, and 25% of the shares underlying the option vested on February 25, 2021, the first anniversary of the closing of the second tranche of our series B preferred stock financing, with the remaining shares vesting in quarterly installments for three years thereafter. The vesting of this stock option will be fully accelerated upon a qualifying termination of Dr. Ballal’s employment within twelve months following a change in control.

(4)

This option was granted on January 28, 2021, and the shares underlying the option vest and become exercisable over four years, with 25% of the shares having vested on the first anniversary of the date of grant and the remaining shares vesting in equal quarterly installments thereafter, subject to Dr. Ballal’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Dr. Ballal’s employment within twelve months following a change in control.

(5)

This option was granted on May 16, 2019, and the shares underlying the option vest and become exercisable over four years with 25% of the shares having vested on the first anniversary of the date of grant and the remaining shares vesting in equal quarterly installments thereafter, subject to Mr. Gray’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Mr. Gray’s employment within twelve months following a change in control.

(6)

This option was granted on May 16, 2019, and 25% of the shares underlying the option vested on February 25, 2021, the first anniversary of the closing of the second tranche of our series B preferred stock financing, with the remaining shares vesting in quarterly installments for three years thereafter. The vesting of this stock option will be fully accelerated upon a qualifying termination of Mr. Gray’s employment within twelve months following a change in control

(7)

This option was granted on January 26, 2021, and the shares underlying the option vest and become exercisable over four years, with 25% of the shares having vested on the first anniversary of the date of grant and the remaining shares vesting in equal quarterly installments thereafter, subject to Mr. Gray’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Mr. Gray’s employment within twelve months following a change in control.

(8)

This option was granted on January 26, 2021, and the shares underlying the option vest and become exercisable over four years, with 25% of the shares having vested on the first anniversary of the date of grant and the remaining shares vesting in equal quarterly installments thereafter, subject to Dr. Attie’s continuous service with us. The vesting of this stock option will be fully accelerated upon a qualifying termination of Dr. Attie’s employment within twelve months following a change in control.

Employment Agreements

Letter Agreement with Rahul D. Ballal, Ph.D.

In connection with our initial hiring of Dr. Ballal as our President and Chief Executive Officer, we entered into a letter agreement with him dated April 17, 2018, which was amended and restated on August 12, 2019 and September 23, 2019, and further amended on November 5, 2021. We refer to the current letter agreement, as amended, as the Ballal letter agreement. Under the Ballal letter agreement, Dr. Ballal is an at-will employee, and his employment with us can be terminated by Dr. Ballal or us at any time and for any reason. Pursuant to the Ballal letter agreement, Dr. Ballal’s current annualized base salary is $550,000, and he is eligible to receive an annual discretionary bonus of up to 50% of his annualized base salary. We will also reimburse all of Dr. Ballal’s monthly parking costs at a designated parking garage lot or his commuting costs for public transportation.

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

In the event that Dr. Ballal’s employment is terminated by us without cause or by Dr. Ballal with good reason within twelve months following a change of control, each as defined in the Ballal letter agreement, Dr. Ballal will be entitled, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with certain restrictive covenants, to (i) continue receiving his then-current annual base salary for a period of eighteen months following the date his employment with us is terminated, (ii) reimbursement of COBRA premiums for health benefit coverage for a period of up to eighteen months following the date that his employment with us is terminated and (iii) one hundred and fifty percent of his annual bonus target amount for the year in which the termination occurs, payable as a lump sum. In addition, under the terms of the Ballal letter agreement or the applicable option agreements, Dr. Ballal will be entitled to full acceleration of vesting on all outstanding options as of the date of his termination.   Under the Ballal letter agreement, if payments and benefits payable to Dr. Ballal in connection with a change in control are subject to Section 4999 of the Code, then such payments and benefits will either be paid in full or be reduced so that the Section 4999 excise tax does not apply, whichever results in the better after-tax result for Dr. Ballal.

Letter Agreement with Michael P. Gray

In connection with our initial hiring of Mr. Gray as our Chief Financial Officer and Chief Operating Officer, we entered into a letter agreement with him dated February 26, 2019, which was amended and restated on June 27, 2019 and September 23, 2019 and further amended on November 5, 2021. We refer to the current letter agreement, as amended, as the Gray letter agreement. Under the Gray letter agreement, Mr. Gray is an at-will employee, and his employment with us can be terminated by Mr. Gray or us at any time and for any reason. Pursuant to the Gray letter agreement, Mr. Gray’s current annualized base salary is $480,700, and he is eligible to receive an annual discretionary bonus of up to 40% of his annualized base salary. We will also reimburse all of Mr. Gray’s monthly parking costs at a designated parking garage lot or his commuting costs for public transportation.

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

In the event that Mr. Gray’s employment is terminated by us without cause or by Mr. Gray with good reason within twelve months following a change of control, each as defined in the Gray letter agreement, Mr. Gray will be entitled, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with certain restrictive covenants, to (i) continue receiving his then-current annual base salary for a period of twelve months following the date his employment with us is terminated, (ii) reimbursement of COBRA premiums for health benefit coverage for a period of up to twelve months following the date that his employment with us is terminated and (iii) one hundred percent of his annual bonus target amount for the year in which the termination occurs, payable as a lump sum. In addition, under the terms of the Gray letter agreement or the applicable option agreements, Mr. Gray will be entitled to full acceleration of vesting on all outstanding options as of the date of his termination. Under the Gray letter agreement, if payments and benefits payable to Mr. Gray in connection with a change in control are subject to Section 4999 of the Code, then such payments and benefits will either be paid in full or be reduced so that the Section 4999 excise tax does not apply, whichever results in the better after-tax result for Mr. Gray.

The severance payments that Mr. Gray is eligible to receive under the Gray letter agreement will be reduced, but not below $1,000, by the amount of garden leave pay received by Mr. Gray under the restrictive covenant agreement he entered into with us described further under “Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreements” below.

Letter Agreement with Kenneth Attie, M.D.

In connection with our initial hiring of Dr. Attie as our Chief Medical Officer, we entered into a letter agreement with him dated December 4, 2020, which was amended on November 5, 2021. We refer to this letter agreement as the Attie letter agreement Under the Attie letter agreement, Dr. Attie is an at-will employee, and his employment with us can be terminated by Dr. Attie or us at any time and for any reason. Pursuant to the Attie letter agreement, Dr. Attie’s annualized base salary is

$436,800, and he is eligible to receive an annual discretionary bonus of up to 35% of his annualized base salary. We will also reimburse all of Dr. Attie’s monthly parking costs at a designated parking garage lot or his commuting costs for public transportation.

Under the Attie letter agreement, Dr. Attie is entitled, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with certain restrictive covenants, in the event of the termination of his employment by us without cause or by him for good reason, each as defined in the Attie letter agreement, to (i) continue receiving his then-current annual base salary for a period of nine months following the date his employment with us is terminated, and (ii) reimbursement of COBRA premiums for health benefit coverage for a period of up to nine months following the date that his employment with us is terminated.

In the event that Dr. Attie’s employment is terminated by us without cause or by Dr. Attie with good reason within twelve months following a change of control, each as defined in the Attie letter agreement, Dr. Attie will be entitled, subject to his execution and nonrevocation of a release of claims in our favor and his continued compliance with certain restrictive covenants, to (i) continue receiving his then-current annual base salary for a period of twelve months following the date his employment with us is terminated, (ii) reimbursement of COBRA premiums for health benefit coverage for a period of up to twelve months following the date that his employment with us is terminated and (iii) one hundred percent of his annual bonus target amount for the year in which the termination occurs, payable as a lump sum. In addition, Dr. Attie will be entitled to full acceleration of vesting of the option to purchase 110,000 shares of our common stock granted to Dr. Attie in January 2021 in connection with the commencement of his employment. Under the Attie letter agreement, if payments and benefits payable to Dr. Attie in connection with a change in control are subject to Section 4999 of the Code, then such payments and benefits will either be paid in full or be reduced so that the Section 4999 excise tax does not apply, whichever results in the better after-tax result for Dr. Attie.

The severance payments that Dr. Attie is eligible to receive under the Attie letter agreement will be reduced, but not below $1,000, by the amount of garden leave pay received by Dr. Attie under the restrictive covenant agreement he entered into with us described further under “Employee Non-Competition, Non-Solicitation, Confidentiality and Assignment Agreements” below.

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

We maintain a general liability insurance policy that covers specified liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers. In addition, we have entered into indemnification agreements with all of our directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such executive officer or director for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our executive officers or directors.

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

Director Compensation

The table below shows all compensation to our non-employee directors during the year ended December 31, 2021.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)(2)	Total ($)
David M. Mott	79,938	40,649	120,587
Carl Goldfischer, M.D.	50,000	40,649	90,649
Barbara J. Dalton, Ph.D.	41,517	40,649	82,166
Sara Nayeem, M.D.(3)	37,188	40,649	77,837
David Bonita, M.D.	40,000	40,649	80,649
Mark Chin	45,028	40,649	85,677
Edward R. Conner	39,000	40,649	79,649
Laura Williams. M.D., MPH(4)	20,222	85,402	105,624
Mette Kristine Agger(5)	21,261	—	21,261

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

(2)

As of December 31, 2021, the aggregate number of shares of our common stock subject to outstanding option awards for each non-employee director was as follows: Mr. Mott, 23,185 shares; Ms. Agger, 0 shares; Dr. Goldfischer, 23,185 shares; Dr. Dalton, 23,185 shares; Dr. Nayeem, 5,151 shares; Dr. Bonita, 23,185 shares; Mr. Chin, 23,185 shares; Mr. Conner, 23,185 shares; and Dr. Williams, 15,457 shares.

(3)	Dr. Nayeem resigned from our board effective November 15, 2021.
(4)	Dr. Williams was elected to our board on June 29, 2021.

(5)

Ms. Agger earned $21,261 in fees related to her service as a director of the company which Ms. Agger decided to voluntarily forego. Ms. Agger did not stand for re-election to our board at our 2021 annual meeting of stockholders and served as a member of our board until June 29, 2021.

Dr. Ballal, one of our directors who also serves as our President and Chief Executive Officer, does not receive any additional compensation for his service as director. Dr. Ballal is one of our named executive officers and, accordingly, the compensation that we pay to Dr. Ballal is discussed under “—Summary Compensation Table” and “—Narrative to Summary Compensation Table.”

In October 2019, our board of directors approved a director compensation program that became effective on March 11, 2020, and which was amended on December 22, 2021. Under this director compensation program, we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairman of the board and the chairman of each committee will receive higher retainers for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment will be prorated for any portion of such quarter that the director is not serving on our board of directors, on such committee or in such position. The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

	Member Annual Fee	Chairman Incremental Annual Fee
Board of Directors	$35,000	$30,000	(1)
Audit Committee	$7,500	$15,000
Compensation Committee	$5,000	$10,000
Nominating and Corporate Governance Committee	$4,000	$8,000

(1)	$15,000 for a lead independent director, if any.

Notwithstanding the foregoing, each of our non-employee directors may elect, no later than December 31 of each year, to receive his or her annual base fees for service on the board of directors in the form of an option to purchase our common stock, which option will be granted on January 2 of the following year, have a Black-Scholes value equal to the annual base board of directors fees that are anticipated to be payable to the director for the entire calendar year, have an exercise price equal to the closing price of our common stock on the date of grant of the award, vest in four equal quarterly installments on the last day of each quarter, subject to the director’s continued service as a director through each applicable vesting date (with such vesting prorated for any portion of the quarter that the director is not serving on our board of directors) and have a term of ten years from the date of grant. No such election may be made with respect to fees for serving as chairman (or lead independent director) of the board of directors, or as a member or chairman of a committee of our board of directors.

We also reimburse our non-employee directors for reasonable travel and other expenses incurred in connection with attending meetings of our board of directors and any committee of our board of directors on which he or she serves.

In addition, under our director compensation program, each non-employee director receives under the 2020 Plan, upon his or her initial election or appointment to our board of directors, or in the case of our directors serving at the time of our initial public offering, received upon completion of our initial public offering, an option to purchase 17,000 shares of our common stock. Each of these options vest as to 33.3333% of the shares underlying such award on each of the first, second and third anniversaries of the date of grant of the award, subject to the non-employee director’s continued service as a director, employee or consultant. Further, on the dates of each of our annual meetings of stockholders, each non-employee director that has served on our board of directors will receive, under the 2020 Plan, an option to purchase 8,500 shares of our common stock, provided that for a non-employee director who was initially elected to our board of directors within the 12 months preceding the annual meeting of stockholders, the number of shares subject to such option will be pro-rated on a monthly basis for time in service. Each of these options will vest on the twelve-month anniversary of the date of the date of grant of the award (or, if earlier, the date of the next annual meeting of stockholders following the date of grant of the award), subject to the non-employee director’s continued service as a director, employee or consultant. All options issued to our non-employee directors under our director compensation program are issued at exercise prices equal to the fair market value of our common stock on the date of grant, will have a term of ten years and will become exercisable in full upon a change in control of our company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of January 15, 2022 by:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially own more than 5% of our common stock.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock that an individual has a right to acquire within 60 days after January 15, 2022 are considered outstanding and beneficially owned by the person holding such right for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person, except with respect to the percentage ownership of all directors and executive officers. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise set forth below, the address of each beneficial owner is c/o IMARA Inc., 116 Huntington Avenue, 6th Floor, Boston, Massachusetts 02116.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage of Shares Beneficially Owned (%)
OrbiMed Private Investments VII, LP(1)	4,386,568	16.7%
Entities affiliated with New Enterprise Associates 14, L.P.(2)	3,305,601	12.6%
Arix Bioscience Holdings Limited(3)	2,344,072	8.9%
FMR LLC(4)	2,010,154	7.6%
Entities affiliated with Pfizer Ventures (US) LLC(5)	1,557,722	5.9%
Lundbeckfond Invest A/S(6)	1,432,722	5.5%
Directors and Named Executive Officers:
David Bonita, Ph.D.(1)(8)	4,396,872	16.7%
Mark Chin(3)(8)	2,354,376	9.0%
Edward R. Connor(7)	5,151	*
Barbara J. Dalton, Ph.D.(5)(8)	1,568,026	6.0%
Carl Goldfischer, M.D.(8)(9)	713,684	2.7%
David M. Mott(8)	10,304	*
Laura Williams, M.D., MPH	—	*
Rahul D. Ballal, Ph.D.(10)	572,170	2.1%
Michael P. Gray(11)	188,901	*
Kenneth Attie, M.D.(12)	27,500	*
All current executive officers and directors as a group(10 persons)(13)	9,836,984	37.4%

*	Less than one percent.
(1)

Consists of (i) 4,199,068 shares of common stock held by OrbiMed Private Investments VII, LP, or OPI VII and (ii) 187,500 shares of common stock held by The Biotech Growth Trust PLC, or BIOG. OrbiMed Capital GP VII LLC, or GP VII, is the general partner of OPI VII and OrbiMed Advisors LLC, or OrbiMed Advisors, is the managing member of GP VII. By virtue of such relationships, GP VII and OrbiMed Advisors may be deemed to have voting and investment power with respect to the shares held by OPI VII and as a result may be deemed to have beneficial ownership of such shares. David Bonita, M.D., an employee of OrbiMed Advisors, is a member of our Board of Directors.  OrbiMed Advisors exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho and W. Carter Neild.  Each of GP VII, OrbiMed Advisors, and David Bonita M.D. disclaims beneficial ownership of the shares held by OPI VII, except to the extent of its or his pecuniary interest therein if any.  OrbiMed Capital LLC, or OrbiMed Capital, is the sole portfolio manager of BIOG.  OrbiMed Capital disclaims any beneficial ownership over the shares. OrbiMed Capital exercises this investment and voting power through a management committee comprised of Carl L. Gordon, Sven H. Borho and W. Carter Neild. OrbiMed Capital disclaims beneficial ownership of the shares held by BIOG, except to the extent of its or his pecuniary interest therein if any.  The business address for OPI VII and BIOG is c/o OrbiMed Advisors LLC, 601 Lexington Avenue 54th Floor, New York, NY 10022.

(2)

Based solely on a Form 4 filed with the SEC on January 25, 2022.  The securities are directly held by New Enterprise Associates 14, L.P., or NEA 14, and are indirectly held by NEA Partners 14, L.P., or NEA Partners 14, the sole general partner of NEA 14, NEA 14 GP, LTD, or NEA 14 LTD, the sole general partner of NEA Partners 14 and each of the individual directors of NEA 14 LTD (NEA Partners 14, NEA 14 LTD and the individual directors of NEA 14 LTD, or collectively the Indirect Reporting Persons. The individual directors are Forest Baskett, Anthony A. Florence, Jr., Patrick J. Kerins, Scott D. Sandell and Peter Sonsini. The Indirect Reporting Persons disclaim beneficial ownership of such portion of the NEA 14 securities in which the Indirect Reporting Persons have no pecuniary interest. The address for NEA is 1954 Greenspring Drive, Suite 600, Timonium, MD 21093.

(3)

Based solely on a Schedule 13D/A filed with the SEC on July 20, 2021. Consists of 2,344,072 shares of common stock held by Arix Bioscience Holdings Limited, or Arix Ltd. Arix Bioscience Plc, or Arix Plc, is the sole owner and parent of Arix Ltd. and may be deemed to indirectly beneficially own the shares held by Arix Ltd. Mark Chin, a Managing Director at Arix Plc, is a member of our Board of Directors.  The address for Arix Ltd. and Arix Plc is 20 Berkeley Square, London, W1J 6EQ, United Kingdom.

(4)

Based solely on a Schedule 13G/A filed with the SEC on February 9, 2022. Consists of 2,010,154 shares of common stock held by FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders' voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders' voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act, or Fidelity Funds, advised by Fidelity Management & Research Company LLC, or FMR Co. LLC, a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co. LLC carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(5)

Based solely on a Schedule 13G filed with the SEC on March 26, 2020. Consists of (i) 1,481,719 shares of common stock held by Pfizer Ventures (US) LLC, or Pfizer Ventures, and (ii) 76,003 shares of common stock held by Pfizer Inc., or Pfizer. Pfizer Ventures is a wholly-owned subsidiary of Pfizer and Pfizer may be deemed to beneficially own the shares directly owned by Pfizer Ventures. Barbara Dalton, the Vice President of Venture Capital at Pfizer Ventures, is a member of our Board of Directors.  The address of Pfizer and Pfizer Ventures is 235 East 42nd Street, New York, New York 10017.

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

(7)	Consists of 5,151 shares of common stock issuable upon the exercise of options that are exercisable as of January 15, 2022 or will become exercisable within 60 days after such date.
(8)	Includes 10,304 shares of common stock issuable upon the exercise of options that are exercisable as of January 15, 2022 or will become exercisable within 60 days after such date.
(9)

Consists of (i) 690,232 shares of common stock held by Bay City Capital Fund V, L.P., or Bay City Capital Fund V, and (ii) 13,148 shares of common stock held by Bay City Capital Fund V Co-Investment Fund, L.P., or Bay City Capital Fund V Co-Investment. Bay City Capital Management V, or GP V, is the General Partner of Bay City Capital Fund V and Bay City Capital Fund V Co-Investment, or collectively, BCC V. Bay City Capital LLC, or BCC LLC, is the Manager of GP V. BCC V has shared voting and dispositive power with respect to the shares held by BCC V. GP V has sole voting and dispositive power with respect to the shares held by BCC V. GP V disclaims beneficial ownership of these shares, except to the extent of its pecuniary interest therein. BCC LLC has sole voting and dispositive power with respect to the shares held by BCC V. BCC LLC disclaims beneficial ownership of these shares, except to the extent of its pecuniary interest therein. Carl Goldfischer and Fred Craves are managing directors of BCC LLC and have voting and dispositive power with respect to shares held by Bay City Capital Funds. Dr. Goldfischer disclaims beneficial ownership of these shares, except to the extent of its pecuniary interest therein. The address for Bay City Capital Fund V is 750 Battery Street, Suite 400, San Francisco, CA 94111.

(10)	Includes 571,561 shares of common stock issuable upon the exercise of options that are exercisable as of January 15, 2022 or will become exercisable within 60 days after such date.
(11)	Includes 187,189 shares of common stock issuable upon the exercise of options that are exercisable as of January 15, 2022 or will become exercisable within 60 days after such date.
(12)	Consists of 27,500 shares of common stock issuable upon the exercise of options that are exercisable as of January 15, 2022 or will become exercisable within 60 days after such date.
(13)

Consists of 8,994,063 shares of common stock and 842,921 shares of common stock issuable upon the exercise of options that are exercisable as of January 15, 2022 or will become exercisable within 60 days after such date.

Securities Authorized for Issuance under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders
2016 Stock Incentive Plan	1,068,045	$ 4.51	—
2020 Equity Incentive Plan (1)	1,304,979	13.82	1,216,532
2020 Employee Stock Purchase Plan (2)	—	—	175,667
Equity compensation plans not approved by security holders	—	—	—
Total	2,373,024	$ 9.63	1,392,199

(1)  Our 2020 Equity Incentive Plan, or 2020 Plan, has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2020 Plan to be added on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing for each fiscal year until, and including, the fiscal year ending December 31, 2030, equal to the least of (i) 4% of the outstanding shares on such date and (ii) an amount determined by our board of directors.  On January 1, 2022, a further 1,051,490 shares were reserved for future issuance under the 2020 Plan pursuant to this provision.

(2)  Our 2020 Employee Stock Purchase Plan, or 2020 ESPP, has an evergreen provision that allows for an annual increase in the number of shares available for issuance under the 2020 Plan to be added on the first day of each fiscal year, commencing on January 1, 2021 and ending on January 1, 2031, equal to the least of (i) 386,432 shares of common stock, (ii) 1% of the outstanding shares on such date and (iii) an amount determined by the Board. On January 1, 2022, 262,872 additional shares were reserved for issuance under the 2020 ESPP pursuant to this provision.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since January 1, 2020, we have engaged in the following transactions in which the amounts involved exceeded $120,000 and any of our directors, executive officers, or holders of more than 5% of our capital stock, or any member of the immediate family of, or person sharing the household with, the foregoing persons, had or will have a direct or indirect material interest. We believe that all of these transactions were on terms as favorable as could have been obtained from unrelated third parties.

Lundbeck Exclusive License Agreement

In April 2016, we entered into an exclusive license agreement with H. Lundbeck A/S, or Lundbeck, pursuant to which Lundbeck granted us a worldwide license under certain patent rights and certain know-how owned or otherwise controlled by Lundbeck within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or diseases or disorders, including those directly or indirectly related to hemoglobinopathies. As partial consideration for the licenses granted under the agreement, we issued 167,523 shares of our common stock to Lundbeck in April 2016. We issued 127,002 shares of our common stock to Lundbeck in December 2016 and 148,746 shares of our common stock in August 2017 as a result of antidilution provisions contained in the exclusive license agreement triggered by subsequent closings of our series A preferred stock, described below. In addition, pursuant to this exclusive license agreement, we have made cash payments to Lundbeck of $1.8 million to date consisting of an upfront payment and ongoing milestone payments. See “Business—License and Acquisition Agreements” for additional information regarding the exclusive license agreement. Mette Kirstine Agger, who was a member of our board of directors until June 29, 2021, is the Managing Partner of Lundbeckfond Invest A/S, the majority stockholder of Lundbeck. Lundbeckfond Invest A/S owns more than 5% of our capital stock.

Series B Preferred Stock Financing

In February 2020, we issued and sold an aggregate of 9,845,348 shares of series B preferred stock, at a price per share of $1.7419 in cash, for an aggregate purchase price of $17.1 million.

The following table sets forth the aggregate number of shares of series B preferred stock that we issued and sold to our directors and 5% stockholders and their affiliates and the aggregate purchase price for such shares:

Purchaser(1)	Shares of Series B Preferred Stock	Aggregate Purchase Price
New Enterprise Associates 14, L.P.(2)	1,687,778	$2,939,941
OrbiMed Private Investments VII, LP(3)	3,013,888	5,249,892
Arix Bioscience Holdings Limited(4)	1,578,683	2,749,908
Entities affiliated with RA Capital Healthcare Fund, L.P.(5)	1,567,222	2,729,944
Pfizer Ventures (US) LLC(6)	568,333	989,979
Lundbeckfond Invest A/S(7)	568,333	989,979
Entities affiliated with Bay City Capital(8)	258,333	449,990

(1)

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for additional information about shares held by certain of these entities.

(2)

David M. Mott, the chairman of our board of directors, was a general partner of New Enterprise Associates, and Sara Nayeem, M.D., who was a member of our board of directors until November 15, 2021, was a partner at New Enterprise Associates until February 2021.

(3)	David Bonita, M.D., a member of our board of directors, is a General Partner of OrbiMed Advisors.
(4)	Mark Chin, a member of our board of directors, is a Managing Director at Arix Bioscience.
(5)	RA Capital Healthcare Fund, L.P. was a 5% stockholder at the time of the transaction.
(6)	Barbara J. Dalton, Ph.D., a member of our board of directors, is Vice President of Venture Capital of Pfizer, Inc., an affiliate of Pfizer Ventures (US) LLC.
(7)	Mette Kirstine Agger, who was a member of our board of directors until June 29, 2021, is a Managing Partner of Lundbeckfonden Ventures.
(8)	Carl Goldfischer, M.D., a member of our board of directors, is a Managing Director of Bay City Capital.

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

(1)

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for additional information about shares held by certain of these entities.

(2)

David M. Mott, the chairman of our board of directors, was a general partner of New Enterprise Associates, and Sara Nayeem, M.D., who was a member of our board of directors until November 15, 2021, was a partner at New Enterprise Associates until February 2021.

(3)	David Bonita, M.D., a member of our board of directors, is a Partner of OrbiMed Advisors.
(4)	Mark Chin, a member of our board of directors, is a Managing Director at Arix Bioscience.
(5)	RA Capital Healthcare Fund, L.P. was a 5% stockholder at the time of the transaction.
(6)	Barbara J. Dalton, Ph.D., a member of our board of directors, is Vice President of Venture Capital of Pfizer, Inc., an affiliate of Pfizer Ventures (US) LLC.
(7)	Mette Kirstine Agger, who was a member of our board of directors until June 29, 2021, is a Managing Partner of Lundbeckfonden Ventures.

Follow On Offering

In July 2021, we closed a follow-on public offering, pursuant to which we issued and sold approximately $50.0 million in shares of our common stock. The following table sets forth the aggregate number of shares of our common stock that we issued and sold to our directors and 5% stockholders and their affiliates and the aggregate purchase price for such shares. Such purchases were made through the underwriters at the public offering price of $6.00 per share.

Purchaser(1)	Shares of Common Stock	Aggregate Purchase Price
OrbiMed Private Investments VII, LP(2)	1,666,666	$9,999,996
Arix Bioscience Holdings Limited(3)	1,333,333	7,999,998

(1)

See Part III, Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Annual Report on Form 10-K for additional information about shares held by certain of these entities

(2)	David Bonita, M.D., a member of our board of directors, is a General Partner of OrbiMed Advisors.
(3)	Mark Chin, a member of our board of directors, is a Managing Director at Arix Bioscience.

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

Indemnification Agreements

Our certificate of incorporation provides that we will indemnify our directors and officers to the fullest extent permitted by Delaware law. In addition, we have entered into indemnification agreements with all of our directors and executive officers. These indemnification agreements may require us, among other things, to indemnify each such director or executive officer for some expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors or executive officers.

Employment Arrangements

We have entered into employment agreements with certain of our executive officers. For more information regarding the agreements with Dr. Ballal, Mr. Gray and Dr. Attie, see Part III, Item 11. “Executive Compensation.” of this Annual Report on Form 10-K.”

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

Except with respect to our July 2021 follow-on public offering, the transactions described in this section occurred prior to the adoption of the policy. The transactions associated with our July 2021 follow-on public offering were approved in accordance with the policy.

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

In March 2022, our board of directors undertook a review of the composition of our board of directors and its committees and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that each of our directors, with the exception of Rahul D. Ballal, are “independent directors” as defined under the Nasdaq Listing Rules. In making such determinations, our board of directors considered the relationships that each such director has with our company and all other facts and circumstances that our board of directors deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each director. Dr. Ballal is not an independent director under these rules because he is our President and Chief Executive Officer.

Item 14. Principal Accountant Fees and Services.

The following table summarizes the fees of Ernst & Young LLP, our independent registered public accounting firm, billed us for each of the last two fiscal years (in thousands):

	Year Ended December 31,
	2021	2020
Audit Fees (1)	$ 571	$ 556
Audit-Related Fees (2)	10	—
Tax Fees (3)	—	12
All Other Fees	—	4
	$ 581	$ 572

(1)

Audit fees consist of fees billed for professional services by Ernst & Young LLP for audits, quarterly reviews of our consolidated financial statements included in our quarterly reports on Form 10-Q, and services in connection with our initial, follow-on, and at-the-market public offerings, including registration statements, comfort letters, and consents. These services included services performed in connection with our Form S-1, S-3 and S-8 filings.

(2)	Audit-related fees consisted of fees for accounting consultations reasonably related to the performance of audits or reviews of our financial statements.
(3)	Tax fees consist of fees for professional services performed by Ernst & Young LLP with respect to tax compliance, tax advice and tax planning.

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

(3) The following is a list of exhibits filed as part of this Annual Report on Form 10-K

Exhibit Index

Exhibit Number	Description

2.1*	Asset Purchase Agreement, dated October 19, 2020, by and between Complexa (assignment for the benefit of creditors), LLC and the Registrant

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2020)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 16, 2020)

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

10.2#	2016 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on March 3, 2020)

10.3#

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

10.5#	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on March 3, 2020)

10.6#

Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020)

10.7#*	Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan

10.8#	2020 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on March 3, 2020)

10.9†

Exclusive License Agreement, dated as of April 11, 2016, by and between H. Lundbeck A/S and the Registrant, as amended (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020)

10.10†*	Exclusive License Agreement, dated as of April 23, 2012, by and between the UAB Research Foundation and the Registrant (as successor-in-interest to Complexa, Inc.)

10.11†*	Non-Exclusive License Agreement, dated as of May 27, 2021, by and between the University of Pittsburgh – Of the Commonwealth System of Higher Education and the Registrant

10.12†*	First Amendment to Non-Exclusive License Agreement, dated as of December 8, 2021, by and between the University of Pittsburgh – Of the Commonwealth System of Higher Education and the Registrant

10.13#

Amended and Restated Letter Agreement, dated as of September 23, 2019, by and between the Registrant and Rahul D. Ballal, Ph.D. (incorporated by reference to Exhibit 10.8 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020)

10.14#

First Amendment to the Amended and Restated Letter Agreement, dated as of November 5, 2021, by and between the Registrant and Rahul D. Ballal, Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2021)

10.15#

Amended and Restated Letter Agreement, dated as of September 23, 2019, by and between the Registrant and Michael P. Gray (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020)

10.16#

First Amendment to the Amended and Restated Letter Agreement, dated as of November 5, 2021, by and between the Registrant and Michael P. Gray (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2021)

10.17#*	Letter Agreement, dated as of December 4, 2020, by and between the Registrant and Kenneth M. Attie, M.D.

10.18#*	First Amendment to the Letter Agreement, dated as of November 5, 2021, by and between the Registrant and Kenneth M. Attie, M.D.

10.19#

Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020)

10.20#

Office Lease Agreement, dated as of May 20, 2019, by and between Columbia REIT – 116 Huntington, LLC and the Registrant (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020)

10.21#

First Amendment to Office Lease Agreement, dated June 8, 2021, by and between the Company and Columbia REIT – 116 Huntington, LLC (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 11, 2021).

21.1*	List of Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, has been formatted in Inline XBRL.

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARA INC.

Date: March 15, 2022	By:	/s/ Rahul D. Ballal
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rahul D. Ballal	President and Chief Executive Officer, Director (Principal Executive Officer)	March 15, 2022
Rahul D. Ballal, Ph.D.

/s/ Michael P. Gray	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	March 15, 2022
Michael P. Gray

/s/ David M. Mott	Chairman of the Board	March 15, 2022
David M. Mott

/s/ David Bonita	Director	March 15, 2022
David Bonita, M.D.

/s/ Mark Chin	Director	March 15, 2022
Mark Chin

/s/ Edward Conner	Director	March 15, 2022
Edward Conner, M.D.

/s/ Barbara J. Dalton	Director	March 15, 2022
Barbara J. Dalton, Ph.D.

/s/ Carl Goldfischer	Director	March 15, 2022
Carl Goldfischer, M.D.

/s/ Laura Williams	Director	March 15, 2022
Laura Williams, M.D., MPH

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IMARA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IMARA Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, based on the Company’s recurring and expected continuing losses from operations and negative cash flows from operations and the need to raise additional capital to finance its future operations, the Company has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Adoption of ASU No. 2016-02

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2021 due to the adoption of Accounting Standards Update (ASU) No. 2016-02 Leases (Topic 842), and the related amendments.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Boston, Massachusetts

March 15, 2022

IMARA INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$48,309	$47,698
Short-term investments	41,969	40,524
Prepaid expenses and other current assets	2,418	2,183
Total current assets	92,696	90,405
Property and equipment, net	250	349
Right of use assets - operating leases	525	—
Other assets	175	88
Total assets	$93,646	$90,842
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	2,360	1,971
Accrued expenses and other current liabilities	4,604	4,276
Operating lease liability, current	246	—
Total current liabilities	7,210	6,247
Deferred rent	—	160
Operating lease liability, non-current	406	—
Total liabilities	$7,616	$6,407
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, par value of $0.001 per share; 200,000,000 shares authorized; 26,287,264 and 17,548,263 shares issued and outstanding as of December 31, 2021 and 2020, respectively	27	18
Additional paid-in capital	233,516	180,526
Accumulated other comprehensive (loss) income	(16)	4
Accumulated deficit	(147,497)	(96,113)
Total stockholders' equity	86,030	84,435
Total liabilities and stockholders’ equity	$93,646	$90,842

The accompanying notes are an integral part of these consolidated financial statements.

IMARA INC.

Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Years ended December 31,
	2021	2020
Operating expenses:
Research and development	$38,442	$32,154
General and administrative	13,000	9,544
Total operating expenses	$51,442	$41,698
Loss from operations	(51,442)	(41,698)
Total other income, (net):
Interest income	233	483
Other expense	(175)	(145)
Total other income, (net)	$58	$338
Net loss	$(51,384)	$(41,360)
Accretion of Series B convertible preferred stock	—	(7,858)
Net loss attributable to common stockholders—basic and diluted	$(51,384)	$(49,218)
Net loss per share applicable to common stockholders—basic and diluted	$(2.37)	$(3.53)
Weighted-average common shares outstanding—basic and diluted	$21,661,450	$13,924,730
Comprehensive loss:
Net loss	(51,384)	(41,360)
Other comprehensive loss:
Unrealized loss on investments	(20)	(28)
Comprehensive loss	$(51,404)	$(41,388)

The accompanying notes are an integral part of these consolidated financial statements.

IMARA INC.

Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share and per share data)

	CONVERTIBLE PREFERRED STOCK
	SERIES SEED $0.001 PAR VALUE		SERIES A $0.001 PAR VALUE		SERIES B $0.001 PAR VALUE		COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’ EQUITY
	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	(DEFICIT)
Balance at December 31, 2019	2,712,960	$1,460	31,499,040	$30,729	26,321,313	$45,575	702,510	$1	$5,872	$32	$(54,753)	$(48,848)
Issuance of Series B convertible preferred stock, net of issuance costs of $20 and beneficial conversion charge	—	—	—	—	9,845,348	9,271	—	—	7,858	—	—	7,858
Accretion of Series B converted preferred stock	—	—	—	—	—	7,858	—	—	(7,858)	—	—	(7,858)
Conversion of convertible preferred stock into common stock	(2,712,960)	(1,460)	(31,499,040)	(30,729)	(36,166,661)	(62,704)	11,172,955	11	94,882	—	—	94,893
Initial public offering, net of underwriting discounts, commissions and offering costs of $3,902	—	—	—	—	—	—	5,405,000	6	76,520	—	—	76,526
Exercise of stock options and issuance of stock under the Employee Stock Purchase Plan	—	—	—	—	—	—	267,798	—	1,021		—	1,021
Stock-based compensation expense	—	—	—	—	—	—	—	—	2,231	—	—	2,231
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(28)	—	(28)
Net loss	—	—	—	—	—	—	—	—	—	—	(41,360)	(41,360)
Balance at December 31, 2020	—	$—	—	$—	—	$—	17,548,263	$18	$180,526	$4	$(96,113)	$84,435
Issuance of common stock under ATM and July 2021 offering, net of issuance costs of $579	—	—	—	—	—	—	8,564,624	9	48,231	—	—	48,240
Exercise of stock options and issuance of stock under the Employee Stock Purchase Plan	—	—	—	—	—	—	174,377	—	914	—	—	914
Stock-based compensation expense	—	—	—	—	—	—	—	—	3,845	—	—	3,845
Unrealized loss on investments	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	—	—	—	—	—	—	(51,384)	(51,384)
Balance at December 31, 2021	—	$—	—	$—	—	$—	26,287,264	$27	$233,516	$(16)	$(147,497)	$86,030

The accompanying notes are an integral part of these consolidated financial statements.

IMARA Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(51,384)	$(41,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,845	2,231
Depreciation expense	99	97
Amortization and accretion on investments	155	122
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(235)	(465)
Other assets	—	(60)
Accounts payable	389	313
Accrued expenses and other current liabilities	393	1,748
Operating lease assets and liabilities, net	(33)	—
Deferred rent	—	(24)
Net cash used in operating activities	(46,771)	(37,398)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	45,937	47,500
Purchases of short-term investments	(47,557)	(64,203)
Purchases of property and equipment	(12)	(18)
Net cash used in investing activities	(1,632)	(16,721)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts, commissions and offering costs	—	80,427
Proceeds from issuance of Series B convertible preferred stock, net of issuance costs	—	17,150
Proceeds from July 2021 Offering, net of underwriting discounts and commissions	47,000	—
Proceeds from ATM offering, net of underwriting discounts and commissions	1,819	—
Proceeds from exercise of options	860	1,022
Payment of issuance costs	(578)	(1,718)
Net cash provided by financing activities	49,101	96,881
Net increase in cash, cash equivalents and restricted cash	698	42,762
Cash, cash equivalents and restricted cash, beginning of period	47,786	5,024
Cash, cash equivalents and restricted cash, end of period	$48,484	$47,786
Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock into common stock	$—	$94,893
Accretion of redeemable convertible preferred stock to redemption value	$—	$(7,858)
Reclassification of deferred offering costs from other assets to additional paid-in capital	$—	$(2,144)
Offering costs included in accounts payable and accrued expenses	$1	$—
Property and equipment purchases included in accrued expenses	$—	$12
Unrealized loss on investments	$(20)	$(28)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	December 31,
	2021	2020
Cash and cash equivalents	$48,309	$47,698
Restricted cash (included in other assets)	175	88
Total cash, cash equivalents and restricted cash	$48,484	$47,786

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

On February 25, 2020, the Company issued and sold 1,562,994 shares of Series B convertible preferred stock (“Series B Preferred Stock”) at a price of $10.9722 per share, upon a waiver of specified milestone conditions from the holders of a majority of the shares then held by holders of Series B Preferred Stock, and raised approximately $17.1 million in net proceeds after deducting less than $0.1 million of issuance costs.

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

On April 1, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.  The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of December 31, 2021, the Company had issued and sold 231,291 shares of common stock under the sales agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses.

The extent to which the Company utilizes the sales agreement as a source of funding will depend on a number of factors, including the prevailing market price of the Company’s common stock, general market conditions, the extent to which the Company is able to secure funds from other sources, and restrictions on the Company’s ability to sell common stock pursuant to the sales agreement to the extent the Company is then subject to restrictions on its ability to utilize the Shelf to sell more than one-third of the market value of the Company’s public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period.  The Company’s public float did not exceed $75 million at any point during the 60 days prior to filing of this Annual Report on Form 10-K. As a result, until such time as its public float exceeds $75 million, the Company will be subject to the restrictions on its ability to utilize the Shelf as described in the prior sentence.

On July 16, 2021, the Company completed a public offering of shares of its common stock.  In connection with the offering, the Company issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

In accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40), the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO and subsequent common stock offerings. As of December 31, 2021, the Company had cash, cash equivalents, and investments of $90.3 million and an accumulated deficit of $147.5 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future as it continues to expand its research and development efforts.

As of the issuance date of these consolidated financial statements, the Company expects its cash, cash equivalents, and investments of $90.3 million as of December 31, 2021 will not be sufficient to fund the operating expenses and capital expenditure requirements necessary to advance its research efforts and clinical trials for the next twelve months, and the Company will need to obtain additional funding. The Company expects to finance its operations through potential public or private equity financings, debt financings, collaboration agreements or other capital sources. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

Based on the Company’s recurring losses and negative cash flows from operations since inception, expectation of continuing operating losses and negative cash flows from operations for the foreseeable future, and the need to raise additional capital to finance its future operations, the Company’s management concluded that there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date of filing this Annual Report on Form 10-K.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Accordingly, the consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the FASB.

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its then-existing wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited. All intercompany transactions and balances have been eliminated in consolidation. IMARA E.U. Limited was dissolved in July 2021 and the dissolution of the subsidiary did not have any material accounting implications on the Company’s consolidated financial statements as of and for the year ended December 31, 2021.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these consolidated financial statements include, but are not limited to, accrued research and development expenses, stock-based compensation expense, the fair value of the common stock and the intrinsic value of the beneficial conversation feature present in the second tranche of the Series B Preferred Stock issued in February of 2020 and income taxes. Actual results could differ materially from those estimates.

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

Restricted Cash

Restricted cash of $0.2 million and $0.1 million as of December 31, 2021 and December 31, 2020, respectively, represents a letter of credit held as collateral in support of the Company’s operating lease at 116 Huntington Avenue in Boston, Massachusetts. Restricted cash is included as a component of other assets on the Company’s consolidated balance sheets.

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

Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There were no deferred offering costs as of December 31, 2021 or December 31, 2020.

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

As of December 31, 2021 and 2020, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity (deficit) that are excluded from net loss. For the years ended December 31, 2021 and 2020, as a result of the Company’s investments in available-for-sale securities, the Company’s comprehensive loss includes unrealized losses on those available-for-sale securities.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This standard established a right-of-use model that requires all lessees to recognize on their balance sheets right-of-use assets and lease liabilities that arise from leases as well as provide disclosures with respect to certain qualitative and quantitative information related to a company’s leasing arrangements to meet the objective of allowing users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The FASB subsequently issued the following amendments to ASU 2016-02 that have the same effective date and transition date: ASU No. 2018-01, Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842, ASU No. 2018-10, Codification Improvements to Topic 842, Leases, ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, ASU No. 2018-20, Narrow-Scope Improvement for Lessors, and ASU No. 2019-01, Leases (Topic 842): Codification Improvements. The Company early adopted these amendments with ASU 2016-02 (collectively, the “new leasing standards”), effective January 1, 2021.

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

The Company’s operating leases are reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of December 31, 2021 did not include any material lease incentives. Lease expense for future lease payments is recognized on a straight-line basis over the lease term.

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

Since the Company’s initial public offering in March 2020, the fair value of the common stock has been determined based on the closing price of the Company’s stock on the Nasdaq Global Select Market on the date of grant. Prior to the Company’s initial public offering, the Company determined the fair value of the underlying common stock based on input from management and approved by the Board, which utilized the valuation of the Company’s enterprise value determined utilizing various methods including the back-solve method, the option-pricing method (“OPM”) or a hybrid of the probability-weighted expected return method (“PWERM”) and the OPM. The total enterprise value was then allocated to the various outstanding equity instruments, including the underlying common stock, utilizing the OPM.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e., lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. ASU 2016-02 supersedes the previous leases standard, ASC 840, Leases. For additional information on the adoption of the new leasing standards, please read the Company’s policy above entitled Leases, and Note 8, Commitments and Contingencies, to these consolidated financial statements.

In March 2020, the FASB issued “ASU 2020-03”, Codification Improvements to Financial Instruments, (“ASU 2020-03”) which addressed, among other topics, Amendments related to ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13”). The amendments align the contractual term under Topic 326 and Topic 842 (Leases) to be consistent, and also clarifies when an entity should record an allowance for credit losses in accordance with Topic 326. For public business entities that meet the definition of a SEC filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, the standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For all other entities, the standard is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements and related disclosures but does not expect the adoption of ASU 2020-03 or ASU 2016-13 to be material.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$24,798	$24,798	$—	$—
Marketable securities:
Commercial paper	$26,131	—	26,131	—
Corporate debt securities	15,838	—	15,838	—
Total financial assets	$66,767	$24,798	$41,969	$—

	December 31, 2020
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$41,208	$41,208	$—	$—
Marketable securities:
Corporate debt securities	14,807	—	14,807	—
Commercial paper	25,717	—	25,717	—
Total financial assets	$81,732	$41,208	$40,524	$—

As of December 31, 2021 and 2020, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the years ended December 31, 2021 and 2020, there were no transfers between fair value measurement levels.

4. Investments

As of December 31, 2021, the Company had short-term investments consisting of corporate debt securities and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$26,131	$—	$—	$26,131
Corporate debt securities	15,854	—	(16)	15,838
Total	$41,985	$—	$(16)	$41,969

	December 31, 2020
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$25,716	$1	$—	$25,717
Corporate debt securities	14,804	3	—	14,807
Total	$40,520	$4	$—	$40,524

As of December 31, 2021, the Company held seven available-for-sale securities with an aggregate value of approximately $15.8 million in an unrealized loss position for less than twelve months. As of December 31, 2020, the Company had no available-for-sale securities in unrealized loss positions. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of its investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of December 31, 2021 and 2020.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Property and equipment:
Leasehold improvements	$336	$336
Furniture and fixtures	143	143
Property and equipment	$479	$479
Less: accumulated depreciation	(229)	(130)
Property and equipment, net	$250	$349

Depreciation expense was $0.1 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrued research and development expenses	$2,288	$2,732
Accrued compensation and benefits	2,024	1,090
Accrued professional services	249	355
Accrued other	43	99
Total accrued expenses	$4,604	$4,276

7. License and Purchase Agreements

Tovinontrine (IMR-687) – Exclusive License Agreement with Lundbeck

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

To date, pursuant to the license agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which are recorded as research and development expense. No payments were made during the years ended December 31, 2021 or December 31, 2020. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck in 2016, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance.

The Lundbeck Agreement can be terminated by the Company at any time with 180 days’ written notice. The Company or Lundbeck may terminate the agreement by written notice within a specified period of time in the event of a material breach.

IMR-261 – Asset Purchase Agreement with Complexa (assignment for the benefit of creditors), LLC and related license agreements

In October 2020, the Company entered into an asset purchase agreement (“Complexa APA”) with Complexa (assignment for the benefit of creditors), LLC (“Complexa ABC”), pursuant to which the Company acquired all of Complexa ABC’s right, title and interest in and to the assets comprising the Nrf2 program, including CXA-10 (subsequently renamed IMR-261). As consideration for the assets acquired under the Complexa APA, the Company made a one-time payment of approximately $0.1 million which was expensed to research and development expense and agreed to pay up to an additional approximately $3.8 million in milestone payments based on the achievement of specified clinical and commercial sale milestones as set for the in the Complexa APA. As of December 31, 2021, no Milestone payments have been triggered under this agreement.

8. Commitments and Contingencies

Lease Agreements

In May 2019, the Company entered into a new operating lease agreement for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term (the “May 2019 Lease Agreement). The lease includes a rent escalation clause which results in cash rental payments of approximately $0.3 million annually. Rent expense is being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the Lease Agreement. The Company provided a security deposit of approximately $0.1 million during the year ended December 31, 2019, which is included as a component of other assets on the Company’s consolidated balance sheets. The Company occupied the space in August 2019 and commenced recognition of rent expense. The Company recorded rent expense of $0.3 million and $0.2 million during the years ended December 31, 2021 and 2020, respectively

In June 2021, the Company entered into an amendment to the May 2019 Lease Agreement (the “June 2021 Amended Lease Agreement”). Under the terms of the June 2021 Amended Lease Agreement, the Company will expand its current premises in Boston, Massachusetts by an additional 5,026 square feet, bringing the total office space to 9,236 square feet. The term of the June 2021 Amended Lease Agreement will commence upon completion of the buildout of the additional space, which is expected to occur by the end of March 2022, and expires on March 31, 2027. As of the date of this Annual Report on Form 10-K, the Company has not taken possession of the expanded space and as such has not recognized a lease liability or a right of use asset related to this space. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the landlord at least 12 months and no more than 15 months in advance of the extension period. Upon commencement of the term of the June 2021 Amended Lease Agreement, the annual base rent obligation is approximately $0.6 million, with a total cash obligation for base rent over the initial five-year term of the lease of approximately $3.2 million. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes. Upon execution of the June 2021 Amended Lease Agreement, the Company provided an additional security deposit in the amount of $0.1 million, with security deposits under the May 2019 Lease Agreement and June 2021 Amended Lease Agreement totaling $0.2 million.

The following table summarizes the future lease payments due under the May 2019 Lease Agreement only, as the term of the June 2021 Amended Lease Agreement has not yet commenced (in thousands):

December 31, 2021
2022	$278
2023	284
2024	229
Total Lease Payments	$791
Less Imputed Interest	(139)
Present Value of operating lease liabilities	$652

Operating cash flows used for operating leases	$249
Weighted-average remaining lease term (years)	2.83
Weighted-average discount rate	8%

Under the prior lease accounting guidance, minimum rental commitments under non-cancelable leases as of December 31, 2020 were as follows (in thousands):

Minimum Lease Payments
2021	$ 273
2022	278
2023	284
2024	229
$1,064

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2021 and 2020, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Upon the completion of the IPO on March 16, 2020, all 70,378,661 shares of outstanding preferred stock of the Company automatically converted into 11,172,955 shares of common stock. No dividends have been declared by the Company’s board of directors since inception.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through December 31, 2021, no cash dividends have been declared or paid.

As of December 31, 2021, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of December 31, 2021 and December 31, 2020, the Company has reserved for future issuance the following shares of common stock:

	December 31, 2021	December 31, 2020
Shares reserved for future issuance under the 2020 Equity Incentive Plan	1,216,532	1,110,675
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	175,667	191,363
	1,392,199	1,302,038

11. Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, (the “2016 Plan”) provided for the grant of restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company.

As of the effective date of the 2020 Equity Incentive Plan, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remained outstanding and effective.

2020 Equity Incentive Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020 the Company’s stockholders approved, the 2020 Equity Incentive Plan (the “2020 Plan”), which became effective on March 11, 2020. The 2020 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards. The number of shares reserved for issuance under the 2020 Plan is the sum of: (1) 1,220,283 shares of the Company’s common stock; plus (2) the number of shares (up to a maximum of 2,091,969 shares) equal to the sum of (x) 228,852 shares, which represents the Company’s common stock reserved for issuance under the 2016 Plan that remained available for grant under the 2016 Plan as of March 11, 2020 and (y) the number of shares of the Company’s common stock subject to outstanding awards granted under the 2016 Plan that expire, terminate or are otherwise surrendered, cancelled, forfeited or repurchased by the Company at their original issuance price pursuant to a contractual repurchase right. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year ending December 31, 2021 and continuing until, and including, the fiscal year ending December 31, 2030, equal to the lesser of (i) 4% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. On January 1, 2021, 701,930 additional shares were reserved for issuance under the 2020 Plan pursuant to this provision. On January 1, 2022, a further

1,051,490 shares were reserved for future under the 2020 Plan pursuant to this provision. No more than 8,541,982 shares of common stock may be issued as incentive stock options under the 2020 Plan. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2016 Plan or the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan.

As of December 31, 2021, there were 1,216,532 shares available for future issuance under the 2020 Plan.

For financial reporting purposes, prior to the IPO the Company performed common stock valuations with the assistance of a third-party specialist to determine stock-based compensation expense for stock options. Upon completion of the IPO, the fair value of the common stock on the grant date was based on the closing price of the stock on the Nasdaq Global Select Market on the date of grant.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	1,935,632	$9.85	8.14
Granted	952,953	10.19
Exercised	(158,681)	4.34
Forfeited	(356,880)	14.69
Outstanding as of December 31, 2021	2,373,024	$9.63	8.19	$—
Options vested and exercisable as of December 31, 2021	880,958	$7.07	7.33	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2021 and 2020 was $7.00 and $12.95, respectively.

The assumptions that the Company used to determine the grant date fair value of stock options granted to employees, non-employees and members of the Board during the years ended December 31, 2021 and 2020 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2021	2020
Expected term (in years)	6.20	6.17
Expected volatility	81.0%	74.7%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.81%	0.52%

Performance-based awards

The Company granted stock options to purchase an aggregate of 220,928 shares of common stock to certain employees, officers and consultants and advisors of the Company on May 16, 2019, June 5, 2019 and June 21, 2019, which contain performance-based vesting criteria. Vesting of these options was contingent on the closing of the second tranche of Series B Preferred Stock financing. Stock-based compensation expense associated with performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. As a result of the performance condition being met on February 25, 2020, these options vested as to 25% of the shares underlying each option on February 25, 2021 and vest as to the remainder of the shares in equal quarterly installments for three years thereafter. The Company recognized stock-based compensation expense of $0.2 million and $0.3 million for these options during the years ended December 31, 2021 and December 31, 2020, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2021	2020
General and administrative	$2,441	$1,490
Research and development	1,404	741
Total stock-based compensation expense	$3,845	$2,231

As of December 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $9.4 million, to be recognized over a weighted-average period of 2.65 years.

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

The 2020 ESPP initially provides participating employees with the opportunity to purchase up to an aggregate of 193,216 shares of the Company’s common stock. The number of shares of the Company’s common stock reserved for issuance under the 2020 ESPP will automatically increase on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2021 and continuing until, and including, the fiscal year commencing on January 1, 2031, in an amount equal to the lowest of (i) 386,432 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. The Company’s board of directors decided not to increase the number of shares of the Company’s common stock reserved for issuance under the 2020 ESPP for the 2021 fiscal year. On January 1, 2022, 262,872 additional shares were reserved for issuance under the 2020 ESPP pursuant to this provision.

During the year ended December 31, 2021, less than $0.1 million was withheld from employees, on an after-tax basis, in order to purchase 15,696 shares of the Company’s common stock. The Company recorded stock-based compensation expense related to the 2020 ESPP of less than $0.1 million. As of December 31, 2021, 175,667 shares of the Company’s common stock remained available for issuance under the 2020 ESPP.

As of December 31, 2021, there was less than $0.1 million of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of 5.5 months.

12. Income Taxes

For the years ended December 31, 2021 and 2020, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s losses before income taxes consist solely of losses from domestic operations.

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

The CARES Act provided for an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic. Eligible employers are entitled to a refundable tax credit equal to 50% of qualified wages paid to employees between March 13, 2020, and December 31, 2020, up to a maximum of $5,000 credit per employee. In late December 2020 Congress expanded and amended the CARES Act by enacting Public Law 116-260. Per the amendment to the CARES Act, eligible employers are entitled to a refundable tax credit equal to 70% of the qualified wages paid to employees between January 1, 2021, and June 30, 2021, up to a maximum of$10,000 of wages per employee per quarter, with a maximum of $7,000 per employee per calendar quarter. Congress further extended the credit with the American Rescue Plan signed into law on March 11, 2021; the American Rescue Plan extended the credit for the period July 1, 2021 to December 31, 2021 with the same limitations as the prior amendment (i.e., tax credit equal to 70% of qualified wages up to a maximum of $10,000 of wages per employee per quarter). However, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act which redacted the credit for calendar quarter 4 of 2021.  Qualified Wages must be paid on or after March 13, 2020 and before October 1, 2021, and may include wages paid to employees, as well as so much of the employer’s qualified health plan expenses as are properly allocable to such wages, not to exceed $10,000 per employee for calendar year 2020 or $10,000 per employee per calendar quarter in quarter 1, 2, or 3 of 2021 (“2021 Eligible Quarter”). The Retention Credit may be claimed for up to $5,000 per employee for calendar year 2020 (i.e., 50% of the $10,000 maximum in Qualified Wages for calendar year 2020) or $7,000 per employee per 2021 Eligible Quarter (i.e., 70% of the $10,000 maximum in Qualified Wages per 2021 Eligible Quarter). Therefore, the maximum Retention Credit per employee in 2020 is $5,000 and in 2021 is $21,000.

Based on the Company’s evaluation of this provision and pandemic-related impact on its operations in 2020 and 2021, it was determined that the Company qualified to claim ERC in the second, third and fourth calendar quarters of 2020, as well as in both the first, second, and third calendar quarters of 2021. The Company recognized an ERC of approximately $1.0 million as an offset to payroll tax expenses for the year ended December 31, 2021, respectively, in its consolidated statements of operations.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	2021	2020
Income taxes at U.S. statutory rate	21%	21%
State income taxes	6	6
Tax Credit	5	7
Other	0	2
Change in valuation allowance	(32)	(36)
Total provision for income taxes	0%	0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2021 and 2020 are comprised of the following (in thousands):

	Year Ended December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$37,411	$24,657
Tax credits carryforwards	6,968	3,948
Stock-based compensation	1,268	686
Amortization	493	545
Accruals	545	272
Lease incentive liability	—	17
Lease liability	175	—
Unrealized gains/losses on investments	4	—
Other	31	42
Total deferred tax assets	46,895	30,167
Valuation allowance	(46,742)	(30,149)
Net deferred tax assets	153	18
Deferred tax liabilities
Tenant improvement allowance	(12)	(17)
Unrealized gains/losses on investments	—	(1)
Right of Use Asset	(141)	—
Total deferred tax liabilities	(153)	(18)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2021 and 2020, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2021 by approximately $16.6 million primarily due to the generation of net operating loss and tax credit carryforwards.

As of December 31, 2021 and 2020, the Company had U.S. federal net operating loss carryforwards of $139.2 million and $91.7 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $74.5 million, which do not expire. The federal net operating losses generated prior to 2018 of $17.2 million will expire at various dates through 2037. The CARES Act temporarily allows the Company to carryback net operating losses arising in 2018, 2019 and 2020 to the five prior tax years.  In addition, net operating losses generated in these years could fully offset prior year taxable income without the 80% taxable income limitation under the TCJA. The Company has been generating losses since its inception. As such, the net operating loss carryback provision under the CARES Act is not applicable to the Company.

As of December 31, 2021 and 2020, the Company also had U.S. state net operating loss carryforwards of $129.4 million and $85.5 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2040.

As of December 31, 2021 and 2020, the Company had federal tax credit carryforwards of approximately $6.5 million and $3.6 million, respectively, available to reduce future tax liabilities which expire at various dates through 2040. As of December 31, 2021 and 2020, the Company had state research and development tax credit carryforwards of approximately $0.6 million and $0.4 million, respectively, available to reduce future tax liabilities which expire at various dates through 2035.

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

The Company files tax returns in the United States and Massachusetts. The Company is subject to U.S. federal and state tax examinations by tax authorities for years 2017 through present. As of December 31, 2021 and 2020, the Company has recorded no liability for unrecognized tax benefits, interest, or penalties related to federal and state income tax matters and there currently no pending tax examinations. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense.

13. Net Loss Per Share

The following table sets forth the computation of the Company’s basic and diluted net loss per share for the years ended December 31, 2021 and 2020 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders—basic and diluted	$(51,384)	$(49,218)
Denominator:
Weighted-average number of common shares used in net loss per share—basic and diluted	21,661,450	13,924,730
Net loss per share—basic and diluted	$(2.37)	$(3.53)

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

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the years ended December 31, 2021 and 2020 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	2,373,024	1,935,632
Shares reserved for future issuance under the ESPP	175,667	191,363

14. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A convertible preferred stock (“Series A Preferred Stock”) financing and both tranches of the Series B Preferred Stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed convertible preferred stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 5.0% and a 7.4% ownership interest on a fully diluted basis as of December 31, 2021 and 2020, respectively. Mette Kirstine Agger, who was a member of the Company’s board of directors until June 29, 2021, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A Preferred Stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 7). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 1.8% and a 2.7% ownership interest on a fully diluted basis as of December 31, 2021 and 2020, respectively. Lundbeck did not participate in the Series B Preferred Stock financing.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments which are recorded as research and development expense.

15. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code effective as of January 2019. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. The Company contributed a match of $0.2 million and $0.1 million to the plan during the years ended December 31, 2021 and 2020, respectively.