Form 10-Q
period 2022-03-31
IMARA Inc.
filed 2022-05-06
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 30, 2022, the registrant had 26,275,722 shares of common stock, $0.001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve substantial risks and uncertainties. All statements, other than statements of historical fact, contained in this Quarterly Report on Form 10-Q, including statements regarding our plans to discontinue the Ardent and Forte clinical trials of tovinontrine and our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things:

•	our assessment of strategic options and our ability to identify and implement any strategic transaction;
•	anticipated cost savings in connection with our discontinuation of tovinontrine (IMR-687) and our April 2022 workforce reduction;
•	the impact of the ongoing COVID-19 pandemic and our response to it;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and need for additional financing if we decide to pursue any future product development efforts;
•	if we decide to pursue any future product development efforts, our plans to develop and, if approved, subsequently commercialize any product candidates;
•

the timing of and our ability to submit applications for, obtain and maintain regulatory approvals for any product candidates we may develop if we decide to pursue any future product development efforts;

•	our expectations regarding our ability to fund our operating expenses and capital expenditure requirements with our cash, cash equivalents and investments;
•	our commercialization, marketing and manufacturing capabilities and strategy if we decide to pursue any future product development and commercialization efforts;
•	our expectations regarding our ability to obtain and maintain intellectual property protection for any product candidates we may develop if we decide to pursue any future product development efforts;
•

our ability to identify products, product candidates or technologies with significant commercial potential that are consistent with our commercial objectives if we decide to pursue any future product development efforts;

•	the impact of government laws and regulations;
•

our competitive position and expectations regarding developments and projections relating to our competitors and any competing therapies that are or become available if we decide to pursue any future product development efforts;

•	our ability to maintain and establish collaborations or obtain additional funding if we decide to pursue any future product development efforts; and
•	our expectations regarding the time during which we will be an emerging growth company under the JOBS Act if we decide to pursue any future product development efforts.

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•	We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.
•	Our decision to discontinue development of tovinontrine and the related reduction in our workforce may not result in the anticipated savings and could disrupt our business.
•	We have incurred significant losses since our inception, and we expect to incur losses over the next several years.
•

If we decide to pursue any future product development efforts, we will need substantial additional funding. If we are unable to raise capital when and as needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts and it may impede our ability to maximize or monetize any value associated with our assets.

•

Our limited operating history may make it difficult for you to evaluate the success and operations of our business to date and to assess our future viability or strategy with respect to conducting ongoing operations or liquidations.

•

Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic as may the operations of our suppliers and manufacturers and other third-party service providers.

•

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. If we decide to pursue any future product development efforts, we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

•

If we decide to pursue any future product development efforts, we expect to face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

•

If we fail to comply with our obligations under our existing license agreements, or under any future intellectual property licenses, or otherwise experience disruptions to our business relationships with our current or any future licensors, we could lose intellectual property rights that are important to our business.

•

If we are unable to obtain, maintain, enforce and protect patent protection for our technology and any product candidates we may seek to develop or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to product candidates we may seek to develop, and our ability to successfully develop and commercialize our technology and any product candidates we may seek to develop may be adversely affected.

•	Our executive officers, directors and principal stockholders, if they choose to act together, have the ability to significantly influence all matters submitted to stockholders for approval.

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IMARA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$36,484	$48,309
Short-term investments	36,416	41,969
Prepaid expenses and other current assets	5,628	2,418
Total current assets	78,528	92,696
Property and equipment, net	588	250
Right of use assets - operating leases	2,311	525
Other assets	175	175
Total assets	$81,602	$93,646
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,884	$2,360
Accrued expenses and other current liabilities	4,831	4,604
Operating lease liability, current	508	246
Total current liabilities	7,223	7,210
Operating lease liability, non-current	1,967	406
Total liabilities	9,190	7,616
Commitments and contingencies (Note 7)
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; 26,287,264 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	234,572	233,516
Accumulated other comprehensive income	(51)	(16)
Accumulated deficit	(162,136)	(147,497)
Total stockholders’ equity	72,412	86,030
Total liabilities and stockholders’ equity	$81,602	$93,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses:
Research and development	$11,169	$7,115
General and administrative	3,492	3,165
Total operating expenses	14,661	10,280
Loss from operations	(14,661)	(10,280)
Total other income, (net):
Interest income	78	83
Other expense	(56)	(60)
Total other income, (net)	22	23
Net loss	$(14,639)	$(10,257)
Net loss attributable to common stockholders—basic and diluted	$(14,639)	$(10,257)
Weighted-average common shares outstanding—basic and diluted	26,287,264	17,577,454
Net loss per share attributable to common stockholders—basic and diluted	$(0.56)	$(0.58)
Comprehensive loss:
Net loss	$(14,639)	$(10,257)
Other comprehensive income:
Unrealized loss on investments	(35)	(3)
Comprehensive loss	$(14,674)	$(10,260)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF AND STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)
(Unaudited)

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	17,548,263	$18	$180,526	$4	$(96,113)	$84,435
Stock-based compensation expense	—	—	947	—	—	947
Exercise of stock options	68,279	—	472	—	—	472
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,257)	(10,257)
Balance at March 31, 2021	17,616,542	$18	$181,945	$1	$(106,370)	$75,594

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2021	26,287,264	$27	$233,516	$(16)	$(147,497)	$86,030
Stock-based compensation expense	—	—	1,056	—	—	1,056
Unrealized loss on investments	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(14,639)	(14,639)
Balance at March 31, 2022	26,287,264	$27	$234,572	$(51)	$(162,136)	$72,412

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(14,639)	$(10,257)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,056	947
Depreciation expense	25	25
Amortization and accretion on investments	48	55
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,210)	(2,586)
Accounts payable	(476)	1,030
Accrued expenses and other current liabilities	(1)	(2,226)
Operating lease assets and liabilities, net	37	(8)
Net cash used in operating activities	(17,160)	(13,020)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	5,470	22,037
Purchases of short-term investments	—	(3,722)
Purchases of property and equipment	(135)	(12)
Net cash provided by investing activities	5,335	18,303
Cash flows from financing activities:
Payment of issuance costs	—	(12)
Proceeds from exercise of options	—	472
Net cash provided by financing activities	—	460
Net increase (decrease) in cash, cash equivalents and restricted cash	$(11,825)	$5,743
Cash, cash equivalents and restricted cash, beginning of period	$48,484	$47,786
Cash, cash equivalents and restricted cash, end of period	$36,659	$53,529
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	$208
Right of use asset obtained in exchange for lease liabilities	$1,886	$—
Purchases of property and equipment included in accrued expenses	$228	$12
Unrealized loss on investments	$(35)	$(2)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents	$36,484	$53,441
Restricted cash (included in other assets)	175	88
Total cash, cash equivalents and restricted cash	$36,659	$53,529

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

IMARA Inc. (“IMARA” or the “Company”) is a biopharmaceutical company that has been dedicated to developing and commercializing novel therapeutics to treat patients suffering from serious diseases. The Company was incorporated in January 2016 under the laws of the State of Delaware, and its principal offices are in Boston, Massachusetts.

The Company is subject to risks and uncertainties common to early-stage companies in the biotechnology industry, including but not limited to, risks associated with completing preclinical studies and clinical trials, receiving regulatory approvals for product candidates, development by competitors of new biopharmaceutical products, dependence on key personnel, protection of proprietary technology, compliance with government regulations and the ability to secure additional capital to fund operations. If the Company decides to pursue any future product development efforts, any product candidates will require significant additional research and development efforts, including preclinical and clinical testing and regulatory approval, prior to commercialization. These efforts require significant amounts of additional capital, adequate personnel and infrastructure and extensive compliance-reporting capabilities. Even if the Company’s product development efforts are successful, it is uncertain when, if ever, the Company will realize revenue from product sales.

In April 2022, the Company announced the results from interim analyses of its Ardent Phase 2b clinical trial of tovinontrine (IMR-687) in patients with sickle cell disease (“SCD”) and Forte Phase 2b clinical trial of tovinontrine in patients with ß-thalassemia. Based on the data generated by these interim analyses, the Company decided to discontinue the Ardent and Forte trials as well as the further development of tovinontrine in SCD and ß-thalassemia.  The Company also decided to discontinue development of tovinontrine in heart failure with preserved ejection fraction, as well as its development plans with respect to IMR-261.  In connection with these events, the Company’s Board of Directors approved a reduction in workforce designed to substantially reduce the Company’s operating expenses while it undertakes a comprehensive assessment of its strategic options to maximize stockholder value.

To date, the Company has funded its operations primarily through the sale of common stock and the sale of convertible preferred stock.

On April 1, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.  The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of March 31, 2022, the Company had issued and sold 231,291 shares of common stock under the sales agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses.

On July 16, 2021, the Company completed a public offering of shares of its common stock.  In connection with the offering, the Company issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO and subsequent common stock offerings. As of March 31, 2022 the Company had cash, cash equivalents and investments of $72.9 million and an accumulated deficit of approximately $162.1 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future.

The Company previously identified conditions and events that raise substantial doubt about its ability to continue as a going concern.  As described above, the Company made the decision to discontinue development of tovinontrine in sickle cell disease, β-thalassemia and heart failure with preserved ejection fraction, as well to discontinue its development plans with respect to IMR-261.  As a result, the Company believes its cash, cash equivalents and investments as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q.

If the Company decides to pursue any future product development efforts, it will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all. If the Company is unable to obtain sufficient funding, it could be required to delay its development efforts, limit activities and reduce research and development costs, which could adversely affect its business prospects.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, included in the Company’s Annual Report on Form 10-K (the “Annual Report”), filed with the SEC on March 15, 2022. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of March 31, 2022, the results of its operations for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited, the latter of which was dissolved in July 2021. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the three months ended March 31, 2022.

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting periods. Significant estimates and assumptions reflected in these condensed consolidated financial statements include, but are not limited to, accrued research and development expenses, and stock-based compensation expense. Actual results could differ materially from those estimates.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss includes unrealized losses on available-for-sale debt securities for the three months ended March 31, 2022 and 2021.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued “ASU 2020-03”, Codification Improvements to Financial Instruments (“ASU 2020-03”) which addressed, among other topics, Amendments related to ASU 2016-13 Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13”). The amendments align the contractual term under Topic 326 and Topic 842 (Leases) to be consistent, and also clarifies when an entity should record an allowance for credit losses in accordance with Topic 326. The standard is effective for the Company on January 1, 2023, with early adoption permitted. The Company is currently evaluating the impact of this new guidance on the Company’s consolidated financial statements and related disclosures, but does not expect the adoption of ASU 2020-03 or ASU 2016-13 to be material.

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	March 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$30,338	$30,338	$—	$—
Marketable securities:
Commerical paper	22,745	—	22,745	—
Corporate debt securities	13,671	—	13,671	—
Total	$66,754	$30,338	$36,416	$—

	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$24,798	$24,798	$—	$—
Marketable securities:
Commercial paper	26,131	—	26,131	—
Corporate debt securities	15,838	—	15,838	—
Total	$66,767	$24,798	$41,969	$—

As of March 31, 2022 and December 31, 2021, the Company’s Level 1 financial assets consisted of cash equivalents held in money market funds, which are valued using quoted market prices in active markets without any valuation adjustment. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the three months ended March 31, 2022 and the year ended December 31, 2021, there were no transfers between fair value measurement levels.

The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Investments

As of March 31, 2022 and December 31, 2021, the Company had short-term investments consisting of corporate debt securities and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the condensed consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$22,745	$—	$—	$22,745
Corporate debt securities	13,722	—	(51)	$13,671
Total	$36,467	$—	$(51)	$36,416

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$26,131	$—	$—	$26,131
Corporate debt securities	15,854	$—	(16)	15,838
Total	$41,985	$—	$(16)	$41,969

As of March 31, 2022, the Company held six available-for-sale securities with an aggregate value of approximately $13.7 million in an unrealized loss position for less than twelve months. As of December 31, 2021, the Company held seven available-for-sale securities with an aggregate value of approximately $15.8 million in an unrealized loss position for less than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of March 31, 2022 and December 31, 2021.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrued research and development expenses	$3,172	$2,288
Accrued compensation and benefits	1,127	2,024
Accrued professional services	272	249
Accrued other	260	43
Total accrued expenses	$4,831	$4,604

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

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which were recorded as research and development expenses. No payments were made during the year ended December 31, 2021, or for the three months ended March 31, 2022. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance. The Company also allowed Lundbeck to participate in the fourth tranche of its Series A preferred stock financing in November 2018 at $1.00 per share.

The Lundbeck Agreement can be terminated by the Company at any time with 180 days’ written notice. The Company or Lundbeck may terminate the agreement by written notice within a specified period of time in the event of a material breach.

7. Commitments and Contingencies

Lease Agreements

In May 2019, the Company entered into an operating lease agreement (the “May 2019 Lease Agreement”) for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term. The lease includes a rent escalation clause which results in cash rental payments of approximately $0.3 million annually. Rent expense is being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the May 2019 Lease Agreement. The Company provided a security deposit of approximately $0.1 million in May 2019, which is included as a component of other assets on the Company’s unaudited condensed consolidated balance sheets as of March 31, 2022 and consolidated balance sheet as of December 31, 2021. The Company occupied the space in August 2019 and commenced recognition of rent expense.

In June 2021, the Company entered into an amendment to the May 2019 Lease Agreement (the “June 2021 Amended Lease Agreement”). Under the terms of the June 2021 Amended Lease Agreement, the Company expanded its current premises in Boston, Massachusetts by an additional 5,026 square feet, bringing the total office space to 9,236 square feet. The term of the June 2021 Amended Lease Agreement commenced in February 2022 and expires on March 31, 2027. The Company has the option to extend the term for one additional five-year period upon the Company’s written notice to the landlord at least 12 months and no more than 15 months in advance of the extension period. Upon commencement of the term of the June 2021 Amended Lease Agreement, the annual base rent obligation increased to approximately $0.6 million, with a total cash obligation for base rent over the initial five-year term of the lease of approximately $3.1 million. In addition to the base rent, the Company is also responsible for its share of operating expenses, electricity and real estate taxes. Upon execution of the June 2021 Amended Lease Agreement, the Company provided an additional security deposit in the amount of $0.1 million, with security deposits under the May 2019 Lease Agreement and June 2021 Amended Lease Agreement totaling $0.2 million.

The Company recorded rent expense of approximately $0.1 million during both the three months ended March 31, 2021 and March 31, 2022.

The following table summarizes the future lease payments due under the June 2021 Amended Lease Agreement (in thousands):

March 31, 2022
2022	410
2023	622
2024	634
2025	647
2026	660
2027	167
Total Lease Payments	$3,140
Less Imputed Interest	(663)
Present value of operating lease liabilities	$2,477

Operating cash flows used for operating leases	$69
Weighted-average remaining lease term (years)	5.00
Weighted-average discount rate	8%

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three months ended March 31, 2022 and year ended December 31, 2021, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through March 31, 2022, no cash dividends have been declared or paid.

As of March 31, 2022, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of March 31, 2022 and December 31, 2021, the Company has reserved for future issuance the following shares of common stock:

	March 31, 2022	December 31, 2021
Shares reserved for future issuance under the 2020 Equity Incentive Plan	1,431,045	1,216,532
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	438,539	175,667
	1,869,584	1,392,199

9. Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, (the “2016 Plan”) provided for the grant of restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company.

As of the effective date of the 2020 Equity Incentive Plan (the “2020 Plan”) on March 11, 2020, and as of March 31, 2022, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective.

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

As of March 31, 2022, there were 1,431,045 shares available for future issuance under the 2020 Plan.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,373,024	$9.63	8.19	$—
Granted	442,339	1.38
Exercised	—	—
Forfeited	(30,651)	8.12
Outstanding as of March 31, 2022	2,784,712	$8.34	8.27	$219
Options vested and exercisable as of March 31, 2022	1,106,407	$8.04	7.35	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three months ended March 31, 2022 and 2021 was $1.04 and $9.28, respectively.

Restricted Stock Units

In January 2022, the Company granted 425,289 restricted stock units to employees under the 2020 Plan, which will vest over a four year term. A summary of the restricted stock unit ("RSU") activity and related information is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	425,289	1.38
Vested	—	—
Forfeited	—	—
Unvested as of March 31, 2022	425,289	$1.38

In connection with the grant of RSUs, the Company recognized stock-based compensation expense of less than $0.1 million during the first quarter of 2022. Total unrecognized compensation cost related to the unvested RSUs was $0.6 million, which is expected to be recognized over a period of 3.83 years.

Performance-based awards

The Company granted stock options to purchase an aggregate of 220,928 shares of common stock to certain employees, officers and consultants and advisors of the Company on May 16, 2019, June 5, 2019 and September 21, 2019, which contained performance-based vesting criteria. Vesting of these options was contingent on the closing of the second tranche of Series B Preferred Stock financing. Stock-based compensation expense associated with performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. As a result of the performance condition being met on February 25, 2020, these options vested as to 25% of the shares underlying each option on February 25, 2021 and will vest as to the remainder of the shares in equal quarterly installments for three years thereafter. The Company recognized stock-based compensation expense of less than $0.1 million and $0.1 million for these options during the three months ended March 31, 2022 and 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$379	$378
General and administrative	677	569
Total stock-based compensation expense	$1,056	$947

As of March 31, 2022 and December 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $9.3 million and $9.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.58 and 2.65 years, respectively.

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

No shares were purchased during the three months ended March 31, 2022. The Company recorded stock-based compensation expense related to the 2020 ESPP of less than $0.1 million. As of March 31, 2022, 438,539 shares of the Company’s common stock remained available for issuance under the 2020 ESPP.

As of March 31, 2022, there was less than $0.1 million of total unrecognized stock-based compensation expense related to the ESPP. The expense is expected to be recognized over a period of 2.5 months.

10. Income Taxes

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

The CARES Act provided for an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.  Eligible employers are entitled to a refundable tax credit equal to 50% of qualified wages paid to employees between March 13, 2020, and December 31, 2020, up to a maximum of $5,000 credit per employee. In late December 2020 Congress expanded and amended the CARES Act by enacting Public Law 116-260. Per the amendment to the CARES Act, eligible employers are entitled to a refundable tax credit equal to 70% of the qualified wages paid to employees between January 1, 2021, and June 30, 2021, up to a maximum of $10,000 of wages per employee per quarter, with a maximum of $7,000 per employee per calendar quarter. Congress further extended the credit with the American Rescue Plan signed into law on March 11, 2021; the American Rescue Plan extended the credit for the period July 1, 2021 to December 31, 2021 with the same limitations as the prior amendment (i.e., tax credit equal to 70% of qualified wages up to a maximum of $10,000 of wages per employee per quarter). However, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act which redacted the credit for calendar quarter 4 of 2021. Qualified Wages must be paid on or after March 13, 2020 and before October 1, 2021, and may include wages paid to employees, as well as so much of the employer’s qualified health plan expenses as are properly allocable to such wages, not to exceed $10,000 per employee for calendar year 2020 or $10,000 per employee per calendar quarter in quarter 1, 2, or 3 of 2021 (“2021 Eligible Quarter”). The Retention Credit may be claimed for up to $5,000 per employee for calendar year 2020 (i.e., 50% of the $10,000 maximum in Qualified Wages for calendar year 2020) or $7,000 per employee per 2021 Eligible Quarter (i.e., 70% of the $10,000 maximum in Qualified Wages per 2021 Eligible Quarter). Therefore, the maximum Retention Credit per employee in 2020 is $5,000 and in 2021 is $21,000. Based on the Company’s evaluation of this provision and pandemic-related impact on its operations in 2020 and 2021, it was determined that the Company qualified to claim ERC in the second, third and fourth calendar quarters of 2020, as well as in both the first, second, and third calendar quarters of 2021. The Company recognized an ERC of approximately $1.0 million as an offset to payroll tax expenses for the year ended December 31, 2021. The Company did not recognize an ERC for the three months ended March 31, 2022.

11. Net Loss Per Share

Basic and diluted net loss per share is determined by dividing net loss attributable to common stockholders by the weighted-average common shares outstanding during the period. The Company has computed diluted net loss per common share after giving consideration to all potentially dilutive common shares, including convertible preferred stock (if any such convertible preferred stock were outstanding), and options to purchase common stock during the period determined using the if-converted method, except where the effect of including such securities would be antidilutive. Because the Company has reported net losses since inception, these potential common shares have been anti-dilutive and basic and diluted loss per share have been the same.

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended March 31,
	2022	2021
Options to purchase common stock	2,784,612	2,192,464
Unvested restricted stock units	425,289	—
Shares reserved for future issuance under the ESPP	438,539	191,363

12. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A preferred stock financing and both tranches of the Series B preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed Preferred Stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 4.9% and a 5.0% ownership interest on a fully diluted basis as of March 31, 2022 and December 31, 2021, respectively. Mette Kirstine Agger, who was a member of our board of directors until June 29, 2021, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 6). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 1.8% and a 1.8% ownership interest on a fully diluted basis as of March 31, 2022 and December 31, 2021, respectively. Lundbeck did not participate in the Series B Preferred Stock financing.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments which are recorded as research and development expense.

13. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code effective as of January 2019. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. The Company made no contributions for the three months ended March 31, 2022 and 2021, and has made $0.3 million of contributions to the plan to date.

14. Subsequent Events

On April 12, 2022, the Company’s Board of Directors approved a reduction of the Company’s workforce (the “Workforce Reduction”) by approximately 83% across all areas of the Company, to a total of six remaining full-time employees.  The Workforce Reduction follows the Company’s decision to discontinue development of tovinontrine, as well to discontinue its development plans with respect to IMR-261. The Workforce Reduction is expected to be substantially completed by the end of the second quarter of 2022.  The Workforce Reduction is designed to substantially reduce the Company’s operating expenses while the Company undertakes a comprehensive assessment of its strategic options to maximize stockholder value.

In connection with the Workforce Reduction, the Company expects to record a one-time restructuring charge of approximately $2.0 million to $2.2 million primarily related to severance, healthcare coverage and other employee termination-related costs in the second quarter of 2022.  The Company expects to incur additional costs in connection with the termination of the Ardent and Forte  Phase 2b clinical trials of tovinontrine and its decision to discontinue development of tovinontrine, however the amount of such costs are not determinable as of the date of this Quarterly Report on Form 10-Q.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 15, 2022. Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Risk Factor Summary” in the forepart of this Quarterly Report on Form 10-Q and “Risk Factors” in Part II, Item 1A.  of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis.

Business Overview

We are a biopharmaceutical company that has been dedicated to developing and commercializing novel therapeutics to treat patients suffering from serious diseases.

In April 2022, we announced the results from interim analyses of our Ardent Phase 2b clinical trial of tovinontrine (IMR-687) in patients with sickle cell disease, or SCD, and Forte Phase 2b clinical trial of tovinontrine in patients with ß-thalassemia. Based on the data generated by these interim analyses, we decided to discontinue the Ardent and Forte trials as well as the further development of tovinontrine in SCD and ß-thalassemia.  We also decided to discontinue development of tovinontrine in heart failure with preserved ejection fraction, as well as our development plans with respect to IMR-261.  In connection with these events, our Board of Directors approved a reduction in workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of our strategic options to maximize stockholder value.

Ardent Phase 2b Sickle Cell Disease Interim Analysis

The interim analysis for the Ardent trial was conducted when all participants completed the week 24 assessment or terminated early. The intent-to-treat population was used for the primary efficacy analysis, which is a comparison of the median annualized vaso-occlusive crisis, or VOC, rate between the high dose tovinontrine group (n=47, once daily oral dose of 300 mg or 400 mg based on patient weight) and placebo group (n=32).

Safety was analyzed across all participants enrolled in the Ardent trial, including the high dose, low dose (n=33, 200 mg or 300 mg once daily oral dose based on patient weight) and placebo groups. Data from the interim analysis demonstrated that tovinontrine was generally well-tolerated, with the most frequent adverse events (at least 10% of participants in any treatment group) considered at least possibly related to study drug by the investigator being nausea, headache, dizziness and vomiting. Four (3.6%) participants discontinued prior to week 24 due to adverse events.

The median annualized VOC rate in the placebo group was 2.02 VOCs per year and was 1.89 VOCs per year in the high dose tovinontrine group, for a treatment difference of 0.13 VOCs per year, or 6.4%. Based on the minimal decrease observed in VOCs with the high dose and low VOC rate in the placebo arm, we enacted an addendum to the statistical analysis plan for the trial and noted trends of VOC benefit with tovinontrine. The median annualized rate of VOCs in the low dose tovinontrine group was zero, as compared to 2.02 in the placebo group, and as compared to placebo, the low dose tovinontrine group experienced an increase in median time to first VOC and a higher proportion of participants who were VOC-free. A trend for lower median annualized rate of VOCs was also observed for participants in the high and low dose tovinontrine groups on monotherapy (not on background hydroxyurea) as compared to placebo. Although these additional data were encouraging, none were statistically significant. In addition, no meaningful difference was observed in fetal hemoglobin response in either the high or low dose tovinontrine groups as compared to placebo. Collectively, the overall additional data did not materially increase the likelihood of success for this trial.

Forte Phase 2b Beta-thalassemia Interim Analysis

The Forte trial interim analysis evaluated safety and biomarker data for both transfusion-dependent thalassemia, or TDT, and non-transfusion-dependent thalassemia, or NTDT, cohorts, as well as data on transfusion burden reduction in the TDT cohort. In both cohorts, tovinontrine was well-tolerated, with the most frequent adverse events (at least 10% of participants in any treatment group) considered at least possibly related to study drug by the investigator being nausea and headache. One NTDT and eight TDT participants (3.3% and 10.8%, respectively) discontinued study drug due to adverse events.

Participants in the TDT cohort of the Forte trial were randomized to either placebo (n=20), low dose (n=25, 200 mg or 300 mg) or high dose (n=29, 300 mg or 400 mg). No meaningful benefit was observed in transfusion burden in either tovinontrine group when compared to placebo. Participants in the NTDT cohort of the Forte trial were randomized to either placebo (n=7), low-dose group (n=8, 200 mg or 300 mg), or high-dose group (n=14, 300 mg or 400 mg). No meaningful improvements were observed in most disease-related biomarkers, including total hemoglobin.

Financial Overview

Since our inception in 2016, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of tovinontrine. To date, we have funded our operations primarily through the sale of common stock and the sale of convertible preferred stock.

On April 1, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021. We also simultaneously entered into a sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co, LLC, or Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of March 31, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred significant operating losses since inception. Our losses from operations were $14.7 million and $10.3 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of approximately $162.1 million. In April 2022, we discontinued development of tovinontrine and implemented reduction in workforce, each of which was designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of our strategic options.  Notwithstanding these events, we expect to continue to incur operating losses for the foreseeable future. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

We are not currently developing any product candidates and we do not have any products approved for sale. If we decide to pursue any future product development efforts, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for any future product candidate. In addition, if we obtain regulatory approval for any product candidate and to the extent that we engage in commercialization activities on our own, we expect we will incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

If we decide to pursue any future product development efforts, we will need substantial additional funding to support our continuing operations and develop a growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into other arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of March 31, 2022 we had $72.9 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of March 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations.  In addition, many of our employees are currently working remotely.

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

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If we decide to pursue any future product development efforts and such efforts are successful and result in marketing approval, or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs incurred in connection with the preclinical and clinical development and manufacture of our products.  We expect our research and development expenses to decrease significantly beginning in the second half of 2022 as a result of our April 2022 decision to discontinue development of tovinontrine and our related reduction in workforce.  For the periods presented in this Quarterly Report on Form 10-Q, research and development expenses include:

•	costs related to the impact of the COVID-19 pandemic;
•	personnel-related expenses, including salaries, benefits and stock-based compensation expenses, for individuals involved in research and development activities;
•

external research and development expenses incurred under agreements with contract research organizations, or CROs, investigative sites, and consultants that conducted our preclinical studies and clinical trials and other scientific development services;

•	costs incurred under agreements with contract manufacturing organizations, or CMOs, who developed and manufactured material for our preclinical studies and clinical trials;
•	costs related to compliance with regulatory requirements;
•	milestone fees incurred in connection with our current license agreement with Lundbeck; and
•	facilities and other allocated expenses, which include direct and allocated expenses for rent, insurance and other operating costs.

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

A significant portion of our research and development costs have been external costs, which we track after a clinical product candidate has been identified. Our internal research and development costs are primarily personnel-related costs and other indirect costs. Our research and development expenses to-date have been incurred in connection with our development of tovinontrine in SCD and β-thalassemia. We did not track our internal research and development expenses on a program-by-program basis as our personnel were deployed across multiple projects under development.

The following table summarizes our research and development expenses for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
IMR-687	$8,307	$4,837
Personnel expenses (including stock-based compensation)	2,447	2,060
Other expenses	415	218
Total research and development expenses	$11,169	$7,115

If we decide to pursue any future product development efforts, the successful development of any product candidates is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that would be necessary to complete the potential development and commercialization of any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the potential development of any future product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. If we decide to pursue any future product development efforts, we may never obtain regulatory approval for any product candidates. Drug commercialization takes several years and millions of dollars in development costs and the potential success of such programs is difficult to predict and are often not successful.

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

We anticipate that our general and administrative expenses will decrease beginning in the second half of 2022 following our April 2022 decision to discontinue development of tovinontrine and the related reduction in workforce.  Our future general and administrative expenses will be significantly dependent on the outcome of our strategic process and on whether we decide to pursue any future product development efforts.

Total Other Income, Net

Total other income, net primarily consists of interest earned on our cash, cash equivalents and investments.

Results of Operations

Comparison of the Three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the Three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change
	2022	2021	$
	(in thousands)
Operating expenses:
Research and development	$11,169	$7,115	$4,054
General and administrative	3,492	3,165	327
Total operating expenses	14,661	10,280	4,381
Loss from operations	(14,661)	(10,280)	(4,381)
Total other income, net	22	23	(1)
Net loss	$(14,639)	$(10,257)	$(4,382)

Research and Development Expenses

Research and development expenses increased by approximately $4.1 million from $7.1 million for the three months ended March 31, 2021, to $11.2 million for the three months ended March 31, 2022. The increase in research and development expenses was primarily attributable to the following:

•	a $3.5 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine;
•	a $0.4 million increase in personnel-related costs, primarily due to an increase headcount which occurred prior to our April 2022 workforce reduction; and
•	a $0.2 million increase in other research and development operational costs, including professional services, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $0.3 million from $3.2 million for the three months ended March 31, 2021, to $3.5 million for the three months ended March 31, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•

a $0.3 million increase in personnel-related costs, including a $0.1 million increase in stock-based compensation expense, primarily due to an increase headcount which occurred prior to our April 2022 workforce reduction;

•	a $0.1 million increase in other general and administrative operational costs, including facilities and franchise tax; and
•	a $0.1 million decrease in consulting and professional fees, including legal, business development, accounting and audit fees

Total Other Income, Net

Total other income, net was less than $0.1 million for the three months ended March 31, 2022 and less than $0.1 million for the three months ended March 31, 2021, in each case consisting primarily of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized or generated revenue from sales of any product candidate. Through March 31, 2022, we have funded our operations primarily through the issuance of common stock and convertible preferred stock.

On April 1, 2021, we filed the Shelf with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.We also simultaneously entered into the Sales Agreement with Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of March 31, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of March 31, 2022, we had $72.9 million in cash, cash equivalents and investments.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(17,160)	$(13,020)
Net cash provided by investing activities	5,335	18,303
Net cash provided by financing activities	—	460
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(11,825)	$5,743

Net Cash Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2022 was $17.2 million primarily due to our net loss of $14.6 million and net cash outflow from a change in operating assets and liabilities of $3.6 million, partially offset by stock-based compensation expense of $1.0 million.

Net cash used in operating activities for the three months ended March 31, 2021 was $13.0 million, primarily due to our net loss of $10.3 million and net cash outflow from the change in operating assets and liabilities of $3.8 million, partially offset by stock-based compensation expense of $0.9 million and amortization of $0.1 million on our short-term investments.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $5.3 million due to proceeds from maturities of short-term investments of $5.5 million, partially offset by purchases of property and equipment of $0.1 million.

Net cash provided by investing activities for the three months ended March 31, 2021 was $18.3 million due to proceeds from sales and maturities of short-term investments of $22.0 million, partially offset by purchases of marketable securities of $3.7 million.

Net Cash Provided by Financing Activities

We did not incur any financing cash outflow or inflow activities for the three months ended March 31, 2022.

Net cash provided by financing activities for the three months ended March 31, 2021 was $0.5 million, primarily due to $0.5 million of net proceeds received from the exercise of stock options.

Funding Requirements

We expect our operating expenses to decrease significantly beginning in the second half of 2022 following our April 2022 decision to discontinue development of tovinontrine and implement a reduction in workforce.  However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

Based on our current operating plan, we expect our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

If we decide to pursue any future product development efforts, our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	whether we realize the anticipated cost savings in connection with our April 2022 workforce reduction;
•	our ability to consummate a strategic transaction and the nature and type of such transaction;

•	our ability to bring any product candidates through preclinical and clinical development, and the timing and scope of these research and development activities;
•	the costs of obtaining clinical and commercial supplies of any product candidates we may develop;
•	our ability to successfully commercialize any product candidates we may develop;
•	the manufacturing, selling and marketing costs associated with any product candidates we may develop, including the cost and timing of establishing our sales and marketing capabilities;
•	the amount and timing of sales and other revenues from any product candidates we may develop, including the sales price and the availability of adequate third-party reimbursement;
•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies;
•	our ability to attract, hire and retain qualified personnel;
•	the impact of the COVID-19 pandemic and our response to it;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

A change in the outcome of any of these or other variables with respect to the development of any product candidate we may develop in the future could significantly change the costs and timing associated with the development of that product candidate. Further, our need for additional funds is heavily dependent on the outcome of our ongoing assessment of strategic options and our ability to consummate a strategic transaction.

Until such time, if ever, as we can generate substantial revenues, we expect to finance our cash needs through a combination of cash-on-hand, equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research program or product candidates, or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate any product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Contractual Obligations

In the normal course of business, we enter into agreements that contain contractual obligations, of which the most significant to date include our facility lease and our licensing agreement with Lundbeck.

In May 2019, we entered into a lease agreement for 4,210 square feet of office space located in Boston, Massachusetts.  In June 2021, we entered into an amendment to the lease agreement pursuant to which we lease an additional 5,026 square feet of office space, brining our total leased space to 9,236 square feet.  The lease for this additional space commenced in February 2022.  As of the commencement of the additional lease space, the remaining required payments for our operating lease, not including the optional extension period is approximately $3.1 million. For further information regarding our operating lease agreement, please see Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

Our license agreement with Lundbeck, as well as certain other agreements, requires us to pay third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones that may not be achieved. We have not included payments contingent upon the achievement of certain development, regulatory or commercial milestones on our consolidated balance sheets. For further information regarding certain of our license agreement with

Lundbeck and amounts that could become payable in the future under that agreement, please see Note 7 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the unaudited condensed consolidated financial statements prospectively from the date of change in estimates. During the three months ended March 31, 2022, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of March 31, 2022, we had cash, cash equivalents and investments of $72.9 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Asia, who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to Strategic Process and Potential Strategic Transaction

We may not be successful in identifying and implementing any strategic transaction and any strategic transactions that we may consummate in the future may not be successful.

In April 2022, we made the decision to discontinue development of tovinontrine (IMR-687) in sickle cell disease, or SCD, β-thalassemia and heart failure with preserved ejection fraction, as well to discontinue its development plans with respect to IMR-261.  In connection with this decision, our Board of Directors, or Board, approved a reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value.  These strategic options may include a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

In addition, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased stockholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair our ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to our stockholders.

We may not realize any additional value in a strategic transaction.

The market capitalization of our company is below the value of our current cash, cash equivalents and investments. Potential counterparties in a strategic transaction involving our company may place minimal or no value on our assets, including tovinontrine and IMR-261. Further, the development and any potential commercialization of our product candidates would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving our company may choose not to spend the additional resources necessary to continue developing our product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If we are successful in completing a strategic transaction, we may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process we have undertaken to assess strategic options, the negotiation and consummation of any such transaction will require significant time on the part of our management, and the diversion of management’s attention may disrupt our the orderly operation of our company.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than we anticipate and expose us to other operational and financial risks, including:

•	increased near-term and long-term expenditures;
•	exposure to unknown liabilities;

•	higher than expected acquisition, disposition or integration costs;
•	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
•	write-downs of assets or incurrence of non-recurring, impairment or other charges;
•	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;
•	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership;
•	inability to retain key employees of our company or any acquired business; and
•	possibility of future litigation;

Any of the foregoing risks could have a material adverse effect on our business, financial condition and prospects

Our decision to discontinue development of tovinontrine and the related reduction in our workforce may not result in the anticipated savings and could disrupt our business.

In April 2022, we made the decision to discontinue development of tovinontrine and our Board approved a reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. We may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. This may include higher than expected costs associated with winding down our Ardent Phase 2b clinical trial of tovinontrine in SCD and Forte Phase 2b clinical trial of tovinontrine in ß-thalassemia. If we are unable to realize the expected cost savings, our financial condition would be adversely affected and it may be more difficult to complete a potential strategic transaction. Furthermore, the reduction in our workforce may result in weaknesses in our infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.

Our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that a strategic transaction will be completed and our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

Our ability to consummate a strategic transaction depends on our ability to retain our employees required to consummate such transaction.

Our ability to consummate a strategic transaction depends upon our ability to retain our employees required to consummate such a transaction, and the loss of such employees’ services may adversely impact the ability to consummate such transaction. In April 2022, we implemented a reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value. Our cash conservation activities may yield unintended consequences, such as attrition beyond our planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. Our ability to successfully complete a strategic transaction depends in large part on our ability to retain our remaining personnel. If we are unable to successfully retain our remaining personnel, we are at risk of a disruption to our exploration and consummation of strategic options as well as business operations.

We may become involved in securities class action litigation that could divert management’s attention and harm the company’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in or be concurrent with investigations by the SEC. We may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect our business and cash resources and our ability to consummate a potential strategic transaction or the ultimate value our stockholders receive in any such transaction.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception.  We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $51.4 million for the year ended December 31, 2021 and $14.6 million for the three months ended March 31, 2022. As of March 31, 2022, we had an accumulated deficit of $162.1 million. To date, we have financed our operations primarily through the sale of common stock and the sale of convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of tovinontrine.

While we recently made the decision to discontinue development of tovinontrine and are not currently developing product candidates, to become and remain profitable we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of any product candidates we may develop, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We may never undertake or succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

If we decide to pursue any future product development efforts, we will need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

If we decide to pursue any future product development efforts, we will need substantial additional funding. Although we are not currently developing any product candidates, we expect that we would incur significant research and development expenses if we decide to do so. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate any such future research and development programs or commercialization efforts and/or we could be forced to revise or abandon our current business strategy.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain regulatory approval and achieve product sales. In addition, any product candidates, if approved, may not achieve commercial success. Commercial revenues, if any, will not be derived unless and until we can achieve sales of products, which we do not anticipate for several years, if at all. Accordingly, if we decide to pursue any future product development efforts, we will need to obtain substantial additional funding in connection with our continuing operations.

In April 2021, we entered into a sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under a shelf registration statement on Form S-3.  As of March 31, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

As of March 31, 2022, we had cash, cash equivalents and investments of $72.9 million. Our future capital requirements will depend on many factors, including:

•	whether we realize the anticipated cost savings in connection with our April 2022 workforce reduction;
•	our ability to consummate a strategic transaction and the nature and type of such transaction;
•

the time and cost necessary to close out our Ardent Phase 2b and open label extension clinical trials of tovinontrine in patients with SCD and our Forte Phase 2b clinical trial of tovinontrine in patients with β-thalassemia;

•

if we decide to pursue any future product development efforts, our ability to bring any such product candidate through preclinical and clinical development, and the timing and scope of these research and development activities;

•	the costs of obtaining clinical and commercial supplies of any product candidates we may develop;
•	our ability to successfully commercialize any product candidates we may develop;
•	the manufacturing, selling and marketing costs associated with any product candidates we may develop, including the cost and timing of establishing our sales and marketing capabilities;
•	the amount and timing of sales and other revenues from any product candidates we may develop, including the sales price and the availability of coverage and adequate third-party reimbursement;
•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license product candidates and technologies;
•	the impact of the COVID-19 pandemic and our response to it;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

We may seek additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. In addition, we may seek additional capital when market conditions are favorable, or for strategic considerations, even if we believe we have sufficient funds for our current or future operating plans. If adequate funds are not available to us on a timely basis or on terms acceptable to us, we may be required to delay, limit, reduce or terminate any preclinical studies, clinical trials or other activities for any product candidates under development at such time, or delay, limit, reduce or terminate our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any product candidates.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of the sale of one or more of our product candidates or other assets, equity offerings, debt financings, collaborations, strategic alliances and marketing, distribution or licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, our stockholders’ ownership interests will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect our stockholders’ rights as common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, selling or licensing our assets, making capital expenditures or declaring dividends.

If we raise additional funds through the sale of one or more of our product candidates or other assets, collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed or on terms acceptable to us, we may be required to delay, limit, reduce or terminate any product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Our limited operating history may make it difficult to evaluate the success of our business to date and to assess our future viability.

We commenced activities in 2016 and our operations to date have been limited to organizing and staffing our company, business planning, raising capital, developing our technology, and undertaking preclinical studies and clinical trials of our product candidates. We have not yet demonstrated our ability to successfully develop any product candidate, obtain regulatory approvals, manufacture a commercial scale product or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, any predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing products.

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Our April 2022 decision to terminate development of tovinontrine and the related workforce reduction are likely to further increase the variability of our operating results in the coming quarters as compared to prior quarters.   Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

Our business and operations have been and may continue to be adversely affected by the ongoing COVID-19 pandemic, as may the operations of our third-party service providers.

The COVID-19 pandemic and government measures taken in response to it have had a significant impact, both direct and indirect, on businesses and commerce, as worker shortages have occurred; supply chains have been disrupted; facilities and production have been suspended; and demand for certain goods and services, such as medical services and supplies, has spiked, while demand for other goods and services has fallen. The future progression of the pandemic and its effects on our business and operations are uncertain.

The COVID-19 pandemic has affected our operations to date, including by causing delays in the conduct of clinical trials. While we have not experienced any significant disruptions with the third parties on which we rely, the COVID-19 pandemic, or the spread of another infectious disease, could also negatively affect the operations of our third-party manufacturers, which could result in disruptions in the supply of any product candidates we may develop. In addition, many of our employees are currently working remotely. The COVID-19 pandemic continues to rapidly evolve and could more significantly impact our operations in the future.

Although we are not currently developing any product candidates, if we decide to pursue any future product development efforts the COVID-19 pandemic may adversely affect our development activities, including our ability to recruit and retain patients in clinical trials, as a result of many factors, including:

•

diversion of healthcare resources away from the conduct of our clinical trials in order to focus on pandemic concerns, including the availability of necessary materials, the attention of physicians serving as clinical trial investigators, access to hospitals serving as clinical trial sites, availability of hospital staff supporting the conduct of clinical trials and the reluctance of patients enrolled in clinical trials to visit clinical trial sites;

•	potential interruptions in global shipping affecting the transport of clinical trial materials, such as investigational drug product, patient samples and other supplies used in clinical trials;
•

the impact of further limitations on travel that could interrupt key clinical trial activities, such as clinical trial site initiations and monitoring activities, travel by our employees, contractors or patients to clinical trial sites, or the ability of employees at any of our contract manufacturers or contract research organizations, or CROs, to report to work, any of which could delay or adversely impact the conduct or progress of clinical trials, and limit the amount of clinical data we will be able to report;

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

While we expect the impacts of COVID-19 will continue to have some adverse effect on our business, the extent to which COVID-19 impacts our operations will depend on future developments, which remain uncertain and cannot be predicted with confidence, including the duration of the pandemic, new information which may emerge concerning the severity of COVID-19 and variants of COVID-19, the actions to contain COVID-19 or treat its impact and changes in government spending or priorities, among others. The COVID-19 pandemic is a widespread health crisis that continues to adversely affect the global economy and financial markets of many countries, and any economic downturn could also affect our operations, our ability to raise additional funds through public offerings and the volatility of our stock price and trading in our stock. Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We do not currently have any product candidates in active development. Future clinical trials of our product candidates, if any, may not be successful. If we are unable to successfully develop or commercialize our product candidates, or experience significant delays in doing so, our business will be materially harmed.

Although we have invested a significant portion of our efforts and financial resources in the development of our product candidates, we are not currently actively developing any of our product candidates. If we decide to pursue any future product development efforts, our ability to generate meaningful product revenues will depend heavily on the successful development of our product candidates. To the extent that we pursue any development efforts in the future, our success will depend on several factors, including the following:

•	successfully completing clinical trials;
•	acceptance by the FDA or other regulatory agencies of regulatory filings;
•	expanding and maintaining a workforce of experienced clinical-stage drug development professionals and others to continue to develop our product candidates;
•	obtaining and maintaining intellectual property protection and regulatory exclusivity for our product candidates;
•	making arrangements with third-party manufacturers for, or establishing, commercial manufacturing capabilities;
•	establishing sales, marketing and distribution capabilities and successfully launching commercial sales, if and when approved, whether alone or in collaboration with others;

•	acceptance of our product candidates, if and when approved, by patients, the medical community and third-party payors;
•	effectively competing with other existing therapies, if any;
•	obtaining and maintaining coverage, adequate pricing and adequate reimbursement from third-party payors, including government payors;
•	patients’ willingness to pay out-of-pocket for our product candidates in the absence of coverage and/or adequate reimbursement from third-party payors; and
•	maintaining a continued acceptable safety profile following receipt of any regulatory approvals.

Many of these factors are beyond our control, including clinical outcomes, the regulatory review process, potential threats to our intellectual property rights and the manufacturing, marketing and sales efforts of any future collaborator. If we are unable to develop, receive marketing approval for and successfully commercialize any product candidates we seek to develop, or if we experience delays as a result of any of these factors or otherwise, we may need to spend significant additional time and resources to identify additional product candidates, advance them through preclinical and clinical development and apply for regulatory approvals, which would adversely affect our business, prospects, financial condition and results of operations.

Clinical drug development involves a lengthy and expensive process, with an uncertain outcome. We may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of any product candidates.

The risk of failure for any product candidates we may develop is high. It is impossible to predict when or if any product candidates we may develop will prove effective or safe in humans or will receive regulatory approval. Before obtaining marketing approval from regulatory authorities for the sale of any product candidate, we must complete preclinical development and then conduct extensive clinical trials to demonstrate the safety and efficacy of such product candidate in humans. Clinical trials may fail to demonstrate that any product candidates we may develop are safe for humans and effective for indicated uses. For example, in April 2022 we discontinued development of tovinontrine in SCD and β-thalassemia based on the results of interim analyses of our Ardent and Forte Phase 2b clinical trial of tovinontrine in patients with SCD and β-thalassemia. Even if clinical trials are successful, changes in marketing approval policies during the development period, changes in or the enactment or promulgation of additional statutes, regulations or guidance or changes in regulatory review for each submitted product application may cause delays in the approval or rejection of an application.

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

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize any product candidates we may develop, including:

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

•

clinical trials of any product candidates we may develop may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•

we may be unable to establish clinical endpoints that applicable regulatory authorities would consider clinically meaningful, or, if we seek accelerated approval, biomarker efficacy endpoints that applicable regulatory authorities would consider likely to predict clinical benefit;

•

the number of patients required for clinical trials of any product candidates we may develop may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•

we may decide, or regulators or IRBs may require us, to suspend or terminate clinical trials of any product candidates we may develop for various reasons, including non-compliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

•

regulators or IRBs may require us to perform additional or unanticipated clinical trials to obtain approval or we may be subject to additional post-marketing testing requirements to maintain regulatory approval;

•	regulators may revise the requirements for approving any product candidates we may develop, or such requirements may not be as we anticipate;
•	the cost of clinical trials of any product candidates we may develop may be greater than we anticipate;
•	the supply or quality of any product candidates we may develop or other materials necessary to conduct clinical trials of such product candidates may be insufficient or inadequate;
•	any product candidates we may develop may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or IRBs to suspend or terminate the trials; and
•	regulators may withdraw their approval of a product or impose restrictions on its distribution, such as in the form of a risk evaluation and mitigation strategy, or REMS.

If we are required to conduct additional clinical trials or other testing beyond those that we contemplate, if we are unable to successfully complete clinical trials or other testing of any product candidates we may develop, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

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

The outcome of preclinical testing and earlier-stage clinical trials may not be predictive of the success of later-stage clinical trials. Any product candidates we may develop may fail to show the desired safety and efficacy in clinical development despite positive results in preclinical studies or having successfully advanced through initial clinical trials. For example, data from the interim analysis in our Ardent Phase 2b clinical trial of tovinontrine in SCD did not replicate our previously observed positive vaso-occlusive crisis data from our Phase 2a and OLE clinical trials of tovinontrine in SCD.  Similarly, data from the interim analysis in our Forte Phase 2b clinical trial of tovinontrine in β-thalassemia showed no meaningful benefit from treatment with tovinontrine as compared to placebo, despite previous positive preclinical data for tovinontrine in β-thalassemia.  In April 2022, we discontinued the Ardent and Forte trials as well as the further development of tovinontrine in SCD and β-thalassemia.

Several companies in the pharmaceutical and biotechnology industries have suffered similar setbacks in late-stage clinical trials even after achieving promising results in preclinical testing and earlier-stage clinical trials, and we cannot be certain that we will not face similar setbacks in any future product development we may pursue. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products. Furthermore, the failure of any product candidate to demonstrate safety and efficacy in any clinical trial could negatively impact the perception of any other product candidates then under development and/or cause the FDA or other regulatory authorities to require additional testing before approving any other such product candidates.

If we decide to pursue any future product development efforts and experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

Although we are not currently developing our product candidates, if we decide to pursue any future product development efforts, identifying and qualifying patients to participate in clinical trials for any product candidates we may develop will be critical to our success. Successful and timely completion of clinical trials will require that we enroll a sufficient number of patients who remain in the trial until its conclusion. We may not be able to initiate or continue clinical trials for any product candidates we may develop if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside of the United States. We may not be able to identify, recruit, and enroll a sufficient number of patients to complete clinical trials of any product candidate we may develop because of the perceived risks and benefits of such product candidate, the availability of competing therapies and clinical trials, the proximity and availability of clinical trial sites for prospective subjects and the subject referral practices of physicians, among other factors.

Patient enrollment is affected by a variety of other factors, including:

•	the prevalence and severity of the disease under investigation;
•	the eligibility criteria for the trial in question;
•	the perceived risks and benefits of the product candidate under trial;
•	the requirements of the trial protocols;
•	the availability of existing commercially-available treatments for the indications for which we are conducting clinical trials;
•	the ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	efforts to facilitate timely enrollment in clinical trials;
•	the patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment;
•	the proximity and availability of clinical trial sites for prospective patients;
•	the conduct of clinical trials by competitors for product candidates that treat the same indications as any product candidates we may develop;
•	the ability to identify specific patient populations for biomarker-defined trial cohort(s); and
•	the cost to, or lack of adequate compensation for, prospective patients.

Our inability to locate and enroll a sufficient number of patients for our clinical trials would result in significant delays, could require us to abandon one or more clinical trials altogether and could delay or prevent our receipt of necessary regulatory approvals. Enrollment delays in our clinical trials may result in increased development costs for any product candidates we may develop, which would cause the value of our company to decline and limit our ability to obtain additional financing.

Changes in methods of product candidate manufacturing or formulation may result in additional costs or delay.

As product candidates proceed through preclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause any product candidates we may develop to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the materials manufactured using altered processes. Such changes may also require additional testing, FDA notification or FDA approval. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of the affected product candidate and jeopardize our ability to commence sales and generate revenue.

If serious adverse events or unacceptable side effects are identified during the development of any product candidates we may develop, we may need to abandon or limit our development of those product candidates.

Clinical trials by their nature utilize a sample of the potential patient population. Many product candidates that initially showed promise in early-stage testing have later been found to cause side effects that prevented their further development. If we decide to pursue any future product development efforts and any product candidates we develop are associated with undesirable side effects in clinical trials or have characteristics that are unexpected in clinical trials or preclinical testing, we may need to abandon their development or limit development to more narrow uses or subpopulations in which the side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In pharmaceutical development, many compounds that initially show promise in early-stage or clinical testing are later found to cause side effects that delay or prevent further development of the compound.

Additionally, if results of clinical trials reveal unacceptable side effects, we, the FDA or similar regulatory authorities outside of the United States, or the IRBs or Ethics Committees at the institutions in which our studies are conducted could suspend or terminate clinical trials or the FDA or similar foreign regulatory authorities could order us to cease clinical trials or deny approval of any product candidates we may develop for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any clinical trials. If we elect or are forced to suspend or terminate any clinical trial of any product candidates we may develop, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue from such product candidate will be delayed or eliminated. Any of these occurrences could materially harm our business.

If any product candidate receives marketing approval and we, or others, later discover that the drug is less effective than previously believed or causes undesirable side effects that were not previously identified, our ability to market the drug could be compromised.

If we decide to pursue any future product development efforts, the conduct of any clinical trials of product candidates is likely to be conducted in carefully defined subsets of patients who have agreed to enter into clinical trials. Consequently, it is possible that our clinical trials may indicate an apparent positive effect of a product candidate that is greater than the actual positive effect, if any, or alternatively fail to identify undesirable side effects. If any product candidate receives regulatory approval, and we, or others, later discover that it is less effective than previously believed, or causes undesirable side effects, a number of potentially significant negative consequences could result, including:

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

If we decide to pursue any future product development efforts, we may not be successful in our efforts to identify or discover product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

If we decide to pursue any future product development efforts, there can be no assurance that we will be successful in our efforts to identify or acquire potential product candidates. Even if we identify or acquire additional product candidates, there can be no assurance that our development efforts will be successful.

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through a sale, strategic collaboration, licensing or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

Even if any product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If any product candidate receives marketing approval, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Sales of medical products depend in part on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe the treatment. We cannot predict whether physicians, physicians’ organizations, hospitals, other healthcare providers, government agencies or private insurers will determine that any product we may develop is safe, therapeutically effective and cost effective as compared with competing treatments. Efforts to educate the medical community and third-party payors on the benefits of any product candidates we may develop may require significant resources and may not be successful. If any product candidates we may develop do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;
•	the effectiveness of sales and marketing efforts;
•	the cost of treatment in relation to alternative treatments, including any similar generic treatments;
•	the clinical indications for which the product is approved;
•	the convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and to continue treatment over time and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	the timing of market introduction of competitive products;
•

the availability of third-party coverage and adequate reimbursement, and patients’ willingness to pay out of pocket for required co-payments or in the absence of third-party coverage or adequate reimbursement;

•	the prevalence and severity of any side effects; and
•	any restrictions on the use of our products, if approved, together with other medications.

If we decide to pursue any future product development efforts and we are unable to establish sales, marketing and distribution capabilities or enter into sales, marketing and distribution agreements with third parties, we may not be successful in commercializing any product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any product for which we have obtained marketing approval, we will need to establish a sales, marketing and distribution organization, either ourselves or through collaborations or other arrangements with third parties should we pursue developing and commercializing novel therapeutics.

In the future, we expect that we would begin to build a sales and marketing infrastructure to market any product candidates we may develop, if and when approved by the applicable regulatory authority. There are risks involved with establishing our own sales, marketing and distribution capabilities. For example, recruiting and training a sales force is expensive and time-consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. These efforts would be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize products on our own include:

•	our inability to recruit, train and retain adequate numbers of effective sales, marketing, coverage or reimbursement, customer service, medical affairs and other support personnel;
•	the inability of sales personnel to educate adequate numbers of physicians on the benefits of any future products;
•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•	the inability to price products at a sufficient price point to ensure an adequate and attractive level of profitability;
•	restricted or closed distribution channels that make it difficult to distribute products to segments of the patient population;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we are unable to establish our own sales, marketing and distribution capabilities and we enter into arrangements with third parties to perform these services, our product revenues and our profitability, if any, are likely to be lower than if we were to market, sell and distribute any products that we would develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell, market and distribute any product candidates or may be unable to do so on terms that are acceptable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales, marketing and distribution capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing any product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. If we decide to pursue any future product development efforts, we will face competition with respect to any product candidates that we may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

If we decide to pursue any future product development efforts, our success may depend, in part, on our ability to penetrate foreign markets, where we would be subject to additional regulatory burdens and other risks and uncertainties that, if they materialize, could harm our business.

If we decide to pursue any future product development efforts, our future profitability may depend, in part, on our ability to commercialize any product candidates we may develop in markets outside of the United States and the European Union. If we commercialize any product candidates we may develop in foreign markets, we will be subject to additional risks and uncertainties, including:

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

We face an inherent risk of clinical trial and product liability exposure related to the testing of any product candidates we may develop in clinical trials, and we will face an even greater risk if we commercially sell any products that we may develop. While we currently are not developing any product candidates and have no products that have been approved for commercial sale, the future use of product candidates by us in clinical trials, and the sale of any approved products in the future, may expose us to liability claims. These claims might be made by patients that use the product, healthcare providers, pharmaceutical companies or others selling such products. If we cannot successfully defend ourselves against claims that any product candidates or products we may develop caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend any related litigation;
•	substantial monetary awards to trial participants or patients;
•	loss of revenue;
•	reduced resources of our management to pursue our business strategy; and
•	the inability to commercialize any products that we may develop.

Although we currently hold clinical trial liability insurance coverage in amounts we believe to be adequate with respect to completed and discontinued clinical trials, we may need to increase our insurance coverage if we decide to pursue any future product development efforts and or if we commence commercialization of any product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise. If a successful clinical trial or product liability claim or series of claims is brought against us for uninsured liabilities or in excess of insured liabilities, our assets may not be sufficient to cover such claims and our business operations could be impaired.

Risks Related to Our Dependence on Third Parties

We may enter into collaborations with third parties for the development or commercialization of product candidates. If our collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates and our business could be adversely affected.

As part of our assessment of strategic options following discontinuation of our development of tovinontrine, we may enter into collaboration, development, distribution or marketing arrangements with third parties with respect to tovinontrine, IMR-261 or other product candidates. Our likely collaborators for any sales, marketing, distribution, development, licensing or broader collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. We are not currently party to any such arrangement. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may develop. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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
•

collaborators may not pursue commercialization of any product candidates we may develop that achieve regulatory approval or may elect not to continue or renew commercialization programs based on results of clinical trials or other studies, changes in the collaborators’ strategic focus or available funding, or external factors, such as an acquisition, that may divert resources or create competing priorities;

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

As part of our assessment of strategic options following discontinuation of our development of tovinontrine, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.

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

If we decide to pursue any future product development efforts, we expect to rely on third parties to conduct our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials, which may harm our business.

We historically have relied on third-party clinical research organizations to conduct our clinical trials, including our recently discontinued Ardent and Forte Phase 2b clinical trials in SCD and in β-thalassemia. If we decide to pursue any future product development efforts, we do not expect to independently conduct clinical trials of any such product candidates. We expect we would rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct any such clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities, should we pursue them, might be delayed.

Our reliance on these third parties for research and development activities would reduce our control over these activities but will not relieve us of our responsibilities. For example, we would remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. Moreover, the FDA requires us to comply with standards, commonly referred to as good clinical practices, or GCPs, for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. We also are required to register clinical trials and post the results of completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, adverse publicity and civil and criminal sanctions.

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

We also expect to rely on other third parties to store and distribute drug supplies for any clinical trials we may conduct. Any performance failure on the part of our distributors could delay clinical development or marketing approval of any product candidates we may successfully develop and commercialization of our products, producing additional losses and depriving us of potential product revenue.

If we decide to pursue any future product development efforts, we expect to contract with third parties for the manufacture of any product candidates we may develop for preclinical and clinical testing and would expect to continue to do so for commercialization. This reliance on third parties entails risks, including that such third parties may not be able to comply with applicable regulatory requirements. Any performance failure on the part of our manufacturers could delay clinical development or marketing approval.

We do not have any manufacturing facilities and if we decide to pursue any future product development efforts, we expect to rely on third parties for the manufacture of any product candidates for preclinical and clinical testing. Reliance on third-party manufacturers entails additional risks, including:

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

Any product candidates or products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us.

Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. Historically, we relied on a single manufacturer of active pharmaceutical ingredient and a different single manufacturer for finished drug product in the development of our product candidates. If we decide to pursue any future product development efforts, we expect we may similarly rely on a single or limited number of manufacturers at each stage of the manufacturing process. If any of our future contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers. Although we believe that there are several potential alternative manufacturers who could manufacture any product candidates we may develop, we may incur added costs and delays in identifying and qualifying any such replacement.

Our current and anticipated future dependence upon others for the manufacture of any product candidates or products we may develop may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

If we decide to pursue any future product development efforts, our success will depend in large part on our ability to obtain and maintain protection of the intellectual property we may own solely and jointly with others or may license from others, particularly patents, in the United States and other countries with respect to any proprietary technology and product candidates we develop. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to any product candidates we may develop that are important to our business and by in-licensing intellectual property related to our technologies and product candidates. If we are unable to obtain or maintain patent protection with respect to any proprietary technology or product candidate, our business, financial condition, results of operations and prospects could be materially harmed.

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

The patent position of pharmaceutical and biotechnology companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. In addition, the scope of patent protection outside of the United States is uncertain and laws of non-U.S. countries may not protect our rights to the same extent as the laws of the United States or vice versa. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does. With respect to both owned and in-licensed patent rights, we cannot predict whether the patent applications we and our licensors are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient protection from competitors. Further, we may not be aware of all third-party intellectual property rights potentially relating to any product candidates we may develop. In addition, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing of the priority application, or in some cases not published at all. Therefore, neither we nor our licensors can know with certainty whether either we or our licensors were the first to make the inventions claimed in the patents and patent applications we own or in-license now or in the future, or that either we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our owned and in-licensed patent rights are highly uncertain. Moreover, our owned and in-licensed pending and future patent applications may not result in patents being issued that protect our technology and product candidates, in whole or in part, or that effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents and our ability to obtain, protect, maintain, defend and enforce our patent rights, narrow the scope of our patent protection and, more generally, could affect the value of, or narrow the scope of, our patent rights.

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

If we decide to pursue any future product development efforts, it may be necessary for us to use the patented or proprietary technology of third parties to commercialize our products, in which case we would be required to obtain a license from these third parties. If we are unable to license such technology, or if we are forced to license such technology on unfavorable terms, our business could be materially harmed. If we are unable to obtain a necessary license, we may be unable to develop or commercialize the affected product candidates, which could materially harm our business and the third parties owning such intellectual property rights could seek either an injunction prohibiting our sales or an obligation on our part to pay royalties and/or other forms of compensation. Even if we are able to obtain a license, it may be non-exclusive, thereby giving our competitors access to the same technologies licensed to us.

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

It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering any product candidates that we may identify even where that patent is eligible for patent term extension, or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for our licensed patents, we may not have the right to control prosecution, including filing with the USPTO a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of our licensed patents is eligible for patent term extension under the Hatch-Waxman Act, we may not be able to control whether a petition to obtain a patent term extension is filed, or obtained, from the USPTO.

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

If we decide to pursue any future product development efforts, our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell any product candidates we may develop and use our proprietary technologies without infringing, misappropriating or otherwise violating the intellectual property and proprietary rights of third parties. There is considerable patent and other intellectual property litigation in the pharmaceutical and biotechnology industries. We may become party to, or threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our technology and product candidates, including interference proceedings, post grant review, inter partes review, and derivation proceedings before the USPTO and similar proceedings in non-U.S. jurisdictions such as oppositions before the European Patent Office. Numerous U.S. and non-U.S. issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we are pursuing development candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our technologies or product candidates that we may identify may be subject to claims of infringement of the patent rights of third parties.

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

In addition to seeking patents for any product candidates we may seek to develop, we also rely on trade secrets and confidentiality agreements to protect our unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract research organizations, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants, but we cannot guarantee that we have entered into such agreements with each party that may have or has had access to our trade secrets or proprietary technology. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Detecting the disclosure or misappropriation of a trade secret and enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside of the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor or other third-party, our competitive position may be materially and adversely harmed.

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

Risks Related to Regulatory Approval of Our Product Candidates and Other Legal Compliance Matters

If we decide to pursue any future product development efforts, even if we complete the necessary preclinical studies and clinical trials, the marketing approval process is expensive, time-consuming and uncertain and may prevent us from obtaining approvals for the commercialization of any product candidates. If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize any product candidates, and our ability to generate revenue will be materially impaired.

If we decide to pursue any future product development efforts, any product candidates we may develop and the activities associated with their development and commercialization, including design, testing, manufacture, packaging, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, export, import and adverse event reporting, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the EMA and similar regulatory authorities outside of the United States. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of any such product candidates.

Marketing approval of drugs in the United States requires the submission of a new drug application, or NDA, to the FDA and we are not permitted to market any product candidate in the United States until we obtain approval from the FDA of the NDA for that product. An NDA must be supported by extensive clinical and preclinical data, as well as extensive information regarding pharmacology, toxicology, and chemistry, manufacturing and controls. We have not submitted an application for or received marketing approval for any product candidates we may develop in the United States or in any other jurisdiction.

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

If we experience delays in obtaining approval or if we fail to obtain approval of any product candidates we may develop, the commercial prospects for any product candidates may be harmed and our ability to generate revenues will be materially impaired.

We may not be able to obtain or maintain orphan drug designation or exclusivity for any product candidates and, even if we do, that exclusivity may not prevent the FDA or the EMA from approving other competing products.

If we decide to pursue any future product development efforts, we may seek orphan drug designation in indications or for any product candidates we develop. Regulatory authorities in some jurisdictions, including the United States and the European Union, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals in the United States.

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

If we decide to pursue any future product development efforts, we may seek Fast Track designation for product candidates we may develop. If a drug is intended for the treatment of a serious or life-threatening condition and the drug demonstrates the potential to address unmet medical needs for this condition, the drug sponsor may apply for FDA Fast Track designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot be certain that the FDA would decide to grant it. Even if we do receive Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our clinical development program.

Accelerated approval by the FDA, even if granted for any product candidates does not increase the likelihood that any product candidates will ultimately receive full approval.

If we decide to pursue any future product development efforts, we may seek approval of any other product candidates we may develop using the FDA’s accelerated approval pathway. A product may be eligible for accelerated approval if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on an intermediate clinical endpoint that can be measured earlier than irreversible morbidity or mortality, or IMM, that is reasonably likely to predict an effect on IMM or other clinical benefit. The FDA makes the determination regarding whether to accept a biomarker as a proposed surrogate endpoint.

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

Moreover, as noted above, for drugs granted accelerated approval, the FDA requires post-marketing trials to confirm the benefit of the drug. These confirmatory trials must be completed with due diligence. We may be required to evaluate additional or different clinical endpoints in these post-marketing confirmatory trials. These confirmatory trials may require enrollment of more patients than we currently anticipate and will result in additional costs, which may be greater than the estimated costs we currently anticipate. The FDA may withdraw approval of a product candidate approved under the accelerated approval pathway if, for example, the trial required to verify the predicted clinical benefit of our product candidate fails to verify such benefit or does not demonstrate sufficient clinical benefit to justify the risks associated with the drug. The FDA may also withdraw approval if other evidence demonstrates that our product candidate is not shown to be safe or effective under the conditions of use, we fail to conduct any required post approval trial of our product candidate with due diligence or we disseminate false or misleading promotional materials relating to our product candidate. A failure to obtain accelerated approval or any other form of expedited development, review or approval for any product candidates we may develop, or withdrawal of a product candidate, would result in a longer time period for commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

Even if we do receive accelerated approval, we may not ultimately be able to obtain full FDA approval.

If we decide to pursue any future product development efforts, a failure to obtain marketing approval in foreign jurisdictions would prevent any product candidates from being marketed abroad.

If we decide to pursue any future product development efforts, in order to market and sell our products in the European Union and many other foreign jurisdictions, we or our potential third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside of the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside of the United States, it is required that the product be approved for reimbursement before the product can be made available for sale in that country. We or our potential third-party collaborators may not obtain approvals from regulatory authorities outside of the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside of the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. However, a failure or delay in obtaining regulatory approval in one country may have a negative effect on the regulatory process in other countries. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

Accordingly, if a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets

If we decide to pursue any future product development efforts, any product candidate for which we obtain marketing approval could be subject to post-marketing restrictions or withdrawal from the market and we may be subject to substantial penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

If we decide to pursue any future product development efforts, any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including the requirement to implement a REMS. If any product candidate receives marketing approval, the accompanying label may limit the approved use of our drug, which could limit sales of the product.

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

The prices of prescription pharmaceuticals have also been the subject of considerable discussion in the United States. There have been several recent U.S. congressional inquiries, as well as proposed and enacted state and federal legislation designed to, among other things, bring more transparency to pharmaceutical pricing, review the relationship between pricing and manufacturer patient programs, and reduce the costs of pharmaceuticals under Medicare and Medicaid.  In 2020, President Trump issued several executive orders intended to lower the costs of prescription products and certain provisions in these orders have been incorporated into regulations.  These regulations include an interim final rule implementing a most favored nation model for prices that would tie Medicare Part B payments for certain physician-administered pharmaceuticals to the lowest price paid in other economically advanced countries, effective January 1, 2021. That rule, however, has been subject to a nationwide preliminary injunction and, on December 29, 2021, the Centers for Medicare & Medicaid Services, or CMS, issued a final rule to rescind it. With the issuance of this rule, CMS stated that it will explore all options to incorporate value into payments for Medicare Part B pharmaceuticals and improve beneficiaries' access to evidence-based care.

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

If we or any third-party manufacturers we engage fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs or liabilities that could harm our business.

If we decide to pursue any future product development efforts, we and any third-party manufacturers we may engage will be subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. If we decide to pursue any future product development efforts, our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials. Our operations may also produce hazardous waste products. We expect we would contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. Liability under certain environmental laws governing the release and cleanup of hazardous materials is joint and several and could be imposed without regard to fault. We also could incur significant costs associated with civil or criminal fines and penalties or become subject to injunctions limiting or prohibiting our activities for failure to comply with such laws and regulations.

Although we currently maintain general liability insurance as well as workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We currently do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.

In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

Further, with respect to the operations of any third-party contract manufacturers, it is possible that if they fail to operate in compliance with applicable environmental, health and safety laws and regulations or properly dispose of wastes associated with our products, we could be held liable for any resulting damages, suffer reputational harm or experience a disruption in the manufacture and supply of any product candidates or products. In addition, our supply chain could be adversely impacted if any of our third-party contract manufacturers become subject to injunctions or other sanctions as a result of their non-compliance with environmental, health and safety laws and regulations.

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

While we have not experienced any material system failure, accident, cyber incidents or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss of our trade secrets or other proprietary information or other similar disruptions. For example, the loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability, our competitive position and reputation could be harmed and the further development and commercialization of any product candidates we may develop could be delayed.

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

Our stock price is likely to be volatile. The stock market in general and the market for smaller biopharmaceutical companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, our stockholders may not be able to sell their common stock at or above the price paid for their shares. The market price for our common stock may be influenced by many factors, including:

•	results of or developments in preclinical studies and clinical trials of any product candidates we may develop or those of our competitors or potential collaborators;
•	timing of the results of our preclinical studies and clinical trials or those of our competitors;
•	our success in commercializing any product candidates, if and when approved;
•	the success of competitive products or technologies;
•	regulatory or legal developments in the United States and other countries;
•	developments or disputes concerning patent applications, issued patents or other intellectual property or proprietary rights;
•	the recruitment or departure of key personnel;
•	the level of expenses related to any product candidates we may develop;
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

As of April 1, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 39% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

Our management has broad discretion in the application of our cash, cash equivalents and investments and could use such funds in ways that do not, despite the exercise of reasonable judgement, improve our results of operations or enhance the value of our common stock. The failure by our management to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline and delay the development of any product candidates we may develop. Pending their use, we may invest our cash, cash equivalents and investments in a manner that does not produce income or that loses value.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock and we have no current plans to pay cash dividends on our common stock. As a result, capital appreciation, if any, of our common stock will be the sole source of gain for our stockholders for the foreseeable future.

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

Moreover, holders of an aggregate of 11,005,600 shares of our common stock have rights, subject to specified conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered all 4,654,296 shares of common stock that we may issue under our equity compensation plans and such shares can be freely sold in the public market upon issuance, subject to volume limitations applicable to affiliates, vesting arrangements and exercise of options.

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

We have incurred and will continue to incur costs as a result of operating as a public company, and our management has devoted and will continued to be required to devote substantial time to new compliance initiatives and corporate governance practices.

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

We continuously evaluate these rules and regulations, and cannot predict or estimate the amount of additional costs we may incur or the timing of such costs. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

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

We received aggregate net proceeds from the IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have used approximately $55.3 million of the net proceeds from the IPO as of March 31, 2022. We have invested the unused net proceeds from the offering in money market accounts. There has been no material change in our planned use of the net proceeds from our IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on March 12, 2020.

Item 5. Other Items.

Retention Agreements

On May 5, 2022, we entered into retention agreements with Rahul D. Ballal, Ph.D., our President and Chief Executive and Michael P. Gray, our Chief Financial Officer and Chief Operating Officer.  The retention agreements are intended to incentive Dr. Ballal and Mr. Gray to remain employed by us as we undertake a comprehensive assessment of strategic options to maximize stockholder value.

Pursuant to the retention agreements, Dr. Ballal and Mr. Gray are eligible to receive cash retention payments totaling up to $275,000 and $174,756, respectively, to be payable, if at all, if Dr. Ballal and Mr. Gray remain employed by us through specified milestones tied to a potential strategic transaction involving the company.  In addition, if Dr. Ballal and Mr. Gray remain employed by us through the closing of such potential strategic transaction, the exercise period for outstanding stock options held by Dr. Ballal and Mr. Gray with an exercise price of less than $5.00 per share shall be extended until the date that is the earlier of (a) eighteen months following his respective cessation of employment from us and (b) the final exercise date for each such applicable stock option.

Notwithstanding the foregoing provisions of the retention agreements, there can be no assurance that we will be able to successfully consummate any particular strategic transaction.

Copies of the retention agreements for Dr. Ballal and Mr. Gray are attached as Exhibit 10.3 Exhibit 10.4, respectively, to this Quarterly Report on Form 10-Q and are incorporated herein by reference. The foregoing descriptions of the retention agreements do not purport to be complete and are qualified in their entirety by reference to such exhibits.

Item 6. Exhibits.

Exhibit Number	Description

10.1*#	Separation Agreement and General Release, dated as of April 21, 2022, by and between the Registrant and Kenneth M. Attie, M.D.

10.2*†	Amendment Number 3 to Exclusive License Agreement, dated as of April 29, 2022, by and between H. Lundbeck A/S and the Registrant.

10.3*#	Retention Agreement, dated as of May 5, 2022, by and between the Registrant and Rahul D. Ballal, Ph.D.

10.4*#	Retention Agreement, dated as of May 5, 2022, by and between the Registrant and Michael P. Gray.

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, has been formatted in Inline XBRL

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMARA Inc.

Date: May 6, 2022	By:	/s/ Rahul D. Ballal, Ph.D.
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: May 6, 2022	By:	/s/ Michael P. Gray
Michael P. Gray
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)