Form 10-Q
period 2022-06-30
IMARA Inc.
filed 2022-08-03
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 26,287,264 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things::

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IMARA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$30,433	$48,309
Short-term investments	29,907	41,969
Prepaid expenses and other current assets	3,916	2,418
Total current assets	64,256	92,696
Property and equipment, net	105	250
Right of use assets - operating leases	130	525
Other assets	175	175
Total assets	$64,666	$93,646
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,135	$2,360
Accrued expenses and other current liabilities	1,722	4,604
Operating lease liability, current	445	246
Total current liabilities	3,302	7,210
Operating lease liability, non-current	—	406
Total liabilities	3,302	7,616
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of June 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 26,287,264 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	234,957	233,516
Accumulated other comprehensive income	(35)	(16)
Accumulated deficit	(173,585)	(147,497)
Total stockholders’ equity	61,364	86,030
Total liabilities and stockholders’ equity	$64,666	$93,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$7,409	$10,074	$18,578	$17,189
General and administrative	4,112	3,095	7,604	6,260
Total operating expenses	11,521	13,169	26,182	23,449
Loss from operations	(11,521)	(13,169)	(26,182)	(23,449)
Total other income, net:
Interest income	110	48	188	131
Other expense	(38)	(40)	(94)	(100)
Total other income, net	72	8	94	31
Net loss	$(11,449)	$(13,161)	$(26,088)	$(23,418)
Net loss attributable to common stockholders—basic and diluted	$(11,449)	$(13,161)	$(26,088)	$(23,418)
Weighted-average common shares outstanding—basic and diluted	26,287,264	17,715,474	26,287,264	17,647,476
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.74)	$(0.99)	$(1.33)
Comprehensive loss:
Net loss	$(11,449)	$(13,161)	$(26,088)	$(23,418)
Other comprehensive income:
Unrealized gain (loss) on investments	16	(1)	(19)	(4)
Comprehensive loss	$(11,433)	$(13,162)	$(26,107)	$(23,422)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	COMMON
	STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	17,548,263	$18	$180,526	$4	$(96,113)	$84,435
Stock-based compensation expense	—	—	947	—	—	947
Exercise of stock options	68,279	—	472	—	—	472
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,257)	(10,257)
Balance at March 31, 2021	17,616,542	$18	$181,945	$1	$(106,370)	$75,594
Stock-based compensation expense	—	—	917	—	—	917
Issuance of common stock under ATM offering, net of issuance costs of $357	231,291	1	1,344	—	—	1,345
Exercise of stock options and issuance of stock under the Employee Stock Purchase Plan	63,104	—	273	—	—	273
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(13,161)	(13,161)
Balance at June 30, 2021	17,910,937	$19	$184,479	$—	$(119,531)	$64,967

	COMMON
	STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2021	26,287,264	$27	$233,516	$(16)	$(147,497)	$86,030
Stock-based compensation expense	—	—	1,056	—	—	1,056
Unrealized loss on investments	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(14,639)	(14,639)
Balance at March 31, 2022	26,287,264	$27	$234,572	$(51)	$(162,136)	$72,412
Stock-based compensation expense	—	—	385	—	—	385
Unrealized gain on investments	—	—	—	16	—	16
Net loss	—	—	—	—	(11,449)	(11,449)
Balance at June 30, 2022	26,287,264	$27	$234,957	$(35)	$(173,585)	$61,364

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(26,088)	$(23,418)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,441	1,864
Depreciation expense	508	50
Amortization and accretion on investments	90	86
Non-cash lease expense	(12)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,498)	(2,406)
Accounts payable	(1,225)	655
Accrued expenses and other current liabilities	(2,902)	(201)
Operating lease assets and liabilities, net	199	(15)
Net cash used in operating activities	(29,487)	(23,385)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	11,953	29,237
Purchases of short-term investments	—	(7,534)
Purchases of property and equipment	(342)	(12)
Net cash provided by investing activities	11,611	21,691
Cash flows from financing activities:
Proceeds from ATM offering, net of underwriting discounts and commissions	—	1,701
Payment of issuance costs	—	(296)
Proceeds from exercise of options	—	715
Net cash provided by financing activities	—	2,120
Net increase in cash, cash equivalents and restricted cash	$(17,876)	$426
Cash, cash equivalents and restricted cash, beginning of period	$48,484	$47,786
Cash, cash equivalents and restricted cash, end of period	$30,608	$48,212
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$61
Right of use asset obtained in exchange for lease liabilities	$1,886	$—
Property and equipment purchases included in accrued expenses	$20	$—
Unrealized loss on investments	$(19)	$(4)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents	$30,433	$48,037
Restricted cash (included in other assets)	175	175
Total cash, cash equivalents and restricted cash	$30,608	$48,212

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

On April 5, 2022, the Company announced the results from interim analyses of its Ardent Phase 2b clinical trial of tovinontrine (IMR-687) in patients with sickle cell disease (“SCD”) and Forte Phase 2b clinical trial of tovinontrine in patients with ß-thalassemia. Based on the data generated by these interim analyses, the Company decided to discontinue the Ardent and Forte trials as well as the further development of tovinontrine in SCD and ß-thalassemia.  The Company also decided to discontinue development of tovinontrine in heart failure with preserved ejection fraction, as well as its development plans with respect to IMR-261.  In connection with these events, the Company’s Board of Directors approved a reduction in workforce designed to substantially reduce the Company’s operating expenses while it undertakes a comprehensive assessment of its strategic options to maximize stockholder value. The Company estimates that it will incur total expenses relating to the Workforce Reduction of approximately $2.1 million, which is comprised of notice and employee severance and retention payments.

To date, the Company has funded its operations primarily through the sale of common stock and the sale of convertible preferred stock.

On April 1, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.  The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of June 30, 2022, the Company had issued and sold 231,291 shares of common stock under the sales agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses.

On July 16, 2021, the Company completed a public offering of shares of its common stock.  In connection with the offering, the Company issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and offering expenses.

Liquidity

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO and subsequent common stock offerings. As of June 30, 2022, the Company had cash, cash equivalents, and investments of $60.3 million and an accumulated deficit of approximately $173.6 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future.

The Company previously identified conditions and events that raise substantial doubt about its ability to continue as a going concern.  As described above, the Company made the decision to discontinue development of tovinontrine in sickle cell disease, β-thalassemia and heart failure with preserved ejection fraction, as well to discontinue its development plans with respect to IMR-261.  As a result, the Company believes its cash, cash equivalents and investments as of June 30, 2022 will be sufficient to fund its operating expense requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q.

If the Company decides to pursue any future product development efforts, it will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, included in the Company’s Annual Report on Form 10-K (the “Annual Report”), filed with the SEC on March 15, 2022. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of June 30, 2022, the results of its operations for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited, the latter of which was dissolved in July 2021. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the three and six months ended June 30, 2022.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss includes unrealized gains and losses (net) on available-for-sale debt securities for the three and six months ended June 30, 2022 and 2021.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	June 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$26,920	$26,920	$—	$—
Marketable securities:
Commercial paper	18,759	—	18,759	—
Corporate debt securities	11,148	—	11,148	—
Total financial assets	$56,827	$26,920	$29,907	$—

	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$24,798	$24,798	$—	$—
Marketable securities:
Commercial paper	26,131	—	26,131	—
Corporate debt securities	15,838	—	15,838	—
Total financial assets	$66,767	$24,798	$41,969	$—

As of June 30, 2022 and December 31, 2021, the Company’s Level 1 financial assets consisted of cash equivalents held in money market funds, which are valued using quoted market prices in active markets without any valuation adjustment. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the three and six months ended June 30, 2022 and the year ended December 31, 2021, there were no transfers between fair value measurement levels.

The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Investments

As of June 30, 2022 and December 31, 2021, the Company had short-term investments consisting of corporate debt securities and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the condensed consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$18,759	$—	$—	$18,759
Corporate debt securities	11,183	—	(35)	11,148
Total	$29,942	$—	$(35)	$29,907

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$26,131	$—	$—	$26,131
Corporate debt securities	15,854	—	(16)	15,838
Total	$41,985	$—	$(16)	$41,969

As of June 30, 2022, the Company held five available-for-sale securities with an aggregate value of approximately $11.1 million in an unrealized loss position for less than twelve months. As of December 31, 2021, the Company held seven available-for-sale securities in unrealized loss positions with an aggregate value of approximately $15.8 million in an unrealized loss position for less than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of June 30, 2022 and December 31, 2021.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrued research and development expenses	$587	$2,288
Accrued compensation and benefits	672	2,024
Accrued professional services	399	249
Accrued other	64	43
Total accrued expenses	$1,722	$4,604

Accrued Research and Development Expenses

The Company’s spend on tovinontrine and IMR-261 significantly declined in the second quarter of 2022 following the Company’s April 2022 decision to discontinue development of each program.  The Company does not expect to incur material costs for these programs beyond the second quarter of 2022.

Restructuring Costs

On April 12, 2022, the Company’s Board of Directors approved a reduction of the Company’s workforce (the “Workforce Reduction”) by approximately 83% across all areas of the Company, to a total of six remaining full-time employees.  The Workforce Reduction followed the Company’s decision to discontinue development of tovinontrine, as well to discontinue its development plans with respect to IMR-261. The Workforce Reduction was substantially completed during the three and six months ended June 30, 2022.

The Company currently estimates that it will incur total expenses relating to the Workforce Reduction of approximately $2.1 million, which is comprised of notice and employee severance and retention payments. The Company records these charges in accordance with ASC 420, Exit or Disposal Cost Obligations, and have included them as operating expenses in the condensed statements of operations and comprehensive loss. During the three and six months ended June 30, 2022, the Company recorded severance and retention expense of approximately $1.9 million related to the Workforce Reduction. The Company expects to record the remaining $0.2 million of severance and retention expense during the third quarter of 2022. Liabilities associated with restructuring activities were approximately $0.2 million as of June 30, 2022.

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

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which were recorded as research and development expenses. No payments were made during the year ended December 31, 2021, or for the three and six months ended June 30, 2022. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance. The Company also allowed Lundbeck to participate in the fourth tranche of its Series A preferred stock financing in November 2018 at $1.00 per share.

The Lundbeck Agreement can be terminated by the Company at any time with 180 days’ written notice. The Company or Lundbeck may terminate the agreement by written notice within a specified period of time in the event of a material breach.

7. Commitments and Contingencies

Lease Agreements

In May 2019, the Company entered into an operating lease agreement (the “May 2019 Lease Agreement”) for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term. The lease included a rent escalation clause which resulted in cash rental payments of approximately $0.3 million annually. Rent expense was being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company was also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the May 2019 Lease Agreement. The Company provided a security deposit of approximately $0.1 million in May 2019, which is included as a component of other assets on the Company’s unaudited condensed consolidated balance sheets as of June 30, 2022 and consolidated balance sheet as of December 31, 2021. The Company occupied the space in August 2019 and commenced recognition of rent expense.

In June 2021, the Company entered into an amendment to the May 2019 Lease Agreement (the “June 2021 Amended Lease Agreement”). Under the terms of the June 2021 Amended Lease Agreement, the Company expanded its current premises in Boston, Massachusetts by an additional 5,026 square feet, bringing the total office space to 9,236 square feet. The term of the June 2021 Amended Lease Agreement commenced in February 2022 and, prior to the early termination of the lease discussed below, was set to expire on March 31, 2027. Upon commencement of the term of the June 2021 Amended Lease Agreement, the annual base rent obligation increased to approximately $0.6 million, with a total cash obligation for base rent over the initial five-year term of the lease of approximately $3.1 million. In addition to the base rent, the Company was also responsible for its share of operating expenses, electricity and real estate taxes. Upon execution of the June 2021 Amended Lease Agreement, the Company provided an additional security deposit in the amount of $0.1 million, with security deposits under the May 2019 Lease Agreement and June 2021 Amended Lease Agreement totaling $0.2 million.

In July 2022, the Company entered into a second amendment and termination of office lease agreement (the “Termination Agreement”) to terminate the lease under the May 2019 Lease Agreement, as amended by the June 2021 Amended Lease Agreement. The termination of the lease becomes effective on August 7, 2022 as a result of the landlord entering into a new lease agreement with a third-party tenant for the premises covered by the lease.  As part of the Termination Agreement the Company paid a lease termination fee of $0.3 million, which was comprised of forfeiture of its $0.2 million security deposit and an additional fee of $0.1 million. In connection with this termination the Company remeasured its right of use assets and operating lease liabilities and recorded a gain of less than $0.1 million. The Company revised the estimated useful lives of the existing leasehold improvements and furniture placed in service at its premises, which are included as component of property and equipment, net on its unaudited condensed consolidated balance sheets. This revision resulted in additional depreciation expense of $0.4 million recognized during the three months ended June 30, 2022.

The Company recorded rent expense of approximately $0.2 million and $0.3 million during the three months and six months ended June 30, 2022, respectively.

The following table summarizes the future lease payments due under the June 2021 Amended Lease Agreement following termination (in thousands):

June 30, 2022
2022	445
Total Lease Payments	$445
Less Imputed Interest	—
Present value of operating lease liabilities	$445

Operating cash flows used for operating leases	$200
Weighted-average remaining lease term (years)	0.08
Weighted-average discount rate	8%

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and six months ended June 30, 2022 and year ended December 31, 2021, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through June 30, 2022, no cash dividends have been declared or paid.

As of June 30, 2022, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of June 30, 2022 and December 31, 2021, the Company has reserved for future issuance the following shares of common stock:

	June 30, 2022	December 31, 2021
Shares reserved for future issuance under the 2020 Equity Incentive Plan	2,316,236	1,216,532
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	438,539	175,667
	2,754,775	1,392,199

9. Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, (the “2016 Plan”) provided for the grant of restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company.

As of the effective date of the 2020 Equity Incentive Plan (the “2020 Plan”) on March 11, 2020, and as of June 30, 2022, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective

2020 Equity Incentive Plan

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

As of June 30, 2022, there were 2,316,236 shares available for future issuance under the 2020 Plan.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,373,024	$9.63	8.19	$—
Granted	501,839	1.35
Exercised	—	—
Forfeited	(787,516)	9.36
Outstanding as of June 30, 2022	2,087,347	$7.74	6.91	$9
Options vested and exercisable as of June 30, 2022	1,274,107	$8.11	5.99	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the three and six months ended June 30, 2022 was $0.87 and $1.02, respectively. The weighted-average grant date fair value of the Company’s stock options granted during each of the three and six months ended June 30, 2021 was $5.32 and $8.36, respectively.

Restricted Stock Units

In January 2022, the Company granted 425,289 restricted stock units to employees under the 2020 Plan, which will vest over a four year term. A summary of the restricted stock unit ("RSU") activity and related information is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	425,289	1.38
Vested	—	—
Forfeited	(187,826)	1.38
Unvested as of June 30, 2022	237,463	$1.38

Stock-Based Compensation

Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$(155)	$334	$224	$712
General and administrative	540	583	1,217	1,152
Total stock-based compensation expense	$385	$917	$1,441	$1,864

As of June 30, 2022 and December 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $3.7 million and $9.4 million, respectively, which is expected to be recognized over a weighted-average period of 2.20 and 2.65 years, respectively.

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

The CARES Act provided for an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.  Eligible employers are entitled to a refundable tax credit equal to 50% of qualified wages paid to employees between March 13, 2020, and December 31, 2020, up to a maximum of $5,000 credit per employee. In late December 2020 Congress expanded and amended the CARES Act by enacting Public Law 116-260. Per the amendment to the CARES Act, eligible employers are entitled to a refundable tax credit equal to 70% of the qualified wages paid to employees between January 1, 2021, and June 30, 2021, up to a maximum of $10,000 of wages per employee per quarter, with a maximum of $7,000 per employee per calendar quarter. Congress further extended the credit with the American Rescue Plan signed into law on March 11, 2021; the American Rescue Plan extended the credit for the period July 1, 2021 to December 31, 2021 with the same limitations as the prior amendment (i.e., tax credit equal to 70% of qualified wages up to a maximum of $10,000 of wages per employee per quarter). However, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act which redacted the credit for calendar quarter 4 of 2021. Qualified Wages must be paid on or after March 13, 2020 and before October 1, 2021, and may include wages paid to employees, as well as so much of the employer’s qualified health plan expenses as are properly allocable to such wages, not to exceed $10,000 per employee for calendar year 2020 or $10,000 per employee per calendar quarter in quarter 1, 2, or 3 of 2021 (“2021 Eligible Quarter”). The Retention Credit may be claimed for up to $5,000 per employee for calendar year 2020 (i.e., 50% of the $10,000 maximum in Qualified Wages for calendar year 2020) or $7,000 per employee per 2021 Eligible Quarter (i.e., 70% of the $10,000 maximum in Qualified Wages per 2021 Eligible Quarter). Therefore, the maximum Retention Credit per employee in 2020 is $5,000 and in 2021 is $21,000. Based on the Company’s evaluation of this provision and pandemic-related impact on its operations in 2020 and 2021, it was determined that the Company qualified to claim ERC in the second, third and fourth calendar quarters of 2020, as well as in both the first, second, and third calendar quarters of 2021. The Company recognized an ERC of approximately $1.0 million as an offset to payroll tax expenses for the year ended December 31, 2021. The Company did not recognize an ERC for the three and six months ended June 30, 2022.

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

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	2,087,347	2,234,689	2,087,347	2,234,689
Unvested restricted stock units	237,463	—	237,463	—
Shares reserved for future issuance under the ESPP	438,539	187,209	438,539	187,209

12. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A preferred stock financing and both tranches of the Series B preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed Preferred Stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 5.0% ownership interest on a fully diluted basis as of June 30, 2022 and December 31, 2021. Mette Kirstine Agger, who was a member of our board of directors until June 29, 2021, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 6). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 1.8% ownership interest on a fully diluted basis as of June 30, 2022 and December 31, 2021. Lundbeck did not participate in the Series B Preferred Stock financing.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments which are recorded as research and development expense.

13. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code effective as of January 2019. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. The Company made $0.1 million of contributions for the three and six months ended June 30, 2022 and has made $0.3 million of contributions to the plan to date.

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

In April 2022, we announced the results from interim analyses of our Ardent Phase 2b clinical trial of tovinontrine (IMR-687) in patients with sickle cell disease, or SCD, and Forte Phase 2b clinical trial of tovinontrine in patients with ß-thalassemia. Based on the data generated by these interim analyses, we decided to discontinue the Ardent and Forte trials as well as the further development of tovinontrine in SCD and ß-thalassemia.  We also decided to discontinue development of tovinontrine in heart failure with preserved ejection fraction, as well as our development plans with respect to IMR-261.  In connection with these events, our Board of Directors approved a reduction in workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of our strategic options to maximize stockholder value.  See “Item 1A. Risk Factors – Risks Related to Strategic Process and Potential Strategic Transaction” for a discussion regarding risks related to our business, financial condition, future operations and prospects in connection with our decision to discontinue our current research and development programs and pursue one or more strategic alternatives for our company.

Financial Overview

Since our inception in 2016, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of tovinontrine. To date, we have funded our operations primarily through the sale of common stock and the sale of convertible preferred stock.

On April 1, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021. We also simultaneously entered into a sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co, LLC, or Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of June 30, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred significant operating losses since inception. Our losses from operations were $11.5 million and $26.2 million for the three and six months ended June 30, 2022, respectively, and $13.2 million and $23.4 million for the three and six months ended June 30, 2021, respectively. As of June 30, 2022, we had an accumulated deficit of approximately $173.6 million.  In April 2022, we discontinued development of tovinontrine and implemented reduction in workforce, each of which was designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of our strategic options.  Notwithstanding these events, we expect to continue to incur operating losses for the foreseeable future. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

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

As of June 30, 2022 we had $60.3 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of June 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

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

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has resulted in disruptions to our prior clinical trial operations.  In addition, our employees are currently working remotely.

Our financial condition, results of operations and liquidity could be negatively impacted by the COVID-19 pandemic in future periods. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which remain uncertain and cannot be predicted, including new information that may emerge concerning the continued severity of COVID-19 and variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the COVID-19 pandemic continues, it may have an adverse effect on our results of future operations, financial position and liquidity, and on our ability to access capital.  Even after the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of an economic recession or depression that may occur in the future.

Lundbeck License Agreement

In April 2016, we entered into an agreement with H. Lundbeck A/S, or Lundbeck, for a worldwide license under certain patent rights and certain know-how owned or otherwise controlled by Lundbeck within the field of prevention, treatment or diagnosis of hemoglobinopathy disorders and/or other diseases or disorders, including those directly or indirectly related to hemoglobinopathies, which we refer to as the field. The agreement grants us an exclusive license under the licensed technology, including the right to grant sublicenses with certain restrictions, to research, develop, make, have made, use, sell, have sold, offer to sell, import, export and commercialize any product comprising or containing certain PDE9 inhibitors, in the field. The agreement also grants us a non-exclusive license under the licensed technology to research and develop, and make, have made, use, import and export for purposes of enabling such research and development, enhancements, improvements, modifications or derivatives to licensed products, until but not beyond a specified pre-commercialization developmental stage with respect to each such enhancement, improvement, modification or derivative. Under the agreement, we have made cash payments totaling $1.8 million to date, consisting of an upfront payment and ongoing milestone payments, and also issued shares of our common stock as described in Note 12, Related Party Transactions, to the unaudited condensed consolidated financial statements in this Quarterly Report on Form 10-Q. We are obligated to make milestone payments to Lundbeck aggregating up to $23.5 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any licensed product, of which we have paid $1.8 million to date, and $11.8 million upon the achievement of specified clinical, regulatory and first commercial sale milestones by any IMARA product that is or comprises a PDE9 inhibitor but is not a licensed product, or a PDE9 product, if any, of which we have made no payments to date. We are obligated to pay tiered royalties of low-to-mid single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of licensed products, and tiered royalties of low single-digit percentages to Lundbeck based on our, and any of our affiliates’ and sublicensees’, net sales of PDE9 products, if any.

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

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs incurred in connection with the preclinical and clinical development and manufacture of our products.  We expect our research and development expenses to decrease significantly beginning in the third quarter of 2022 as a result of our April 2022 decision to discontinue development of tovinontrine and our related reduction in workforce.  For the periods presented in this Quarterly Report on Form 10-Q, research and development expenses include:

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

The following table summarizes our research and development expenses for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
IMR-687	$5,044	$8,279	$13,351	$13,116
Personnel expenses (including stock-based compensation)	2,051	1,560	4,498	3,620
Other expenses	314	235	729	453
Total research and development expenses	$7,409	$10,074	$18,578	$17,189

If we decide to pursue any future product development efforts, the successful development of any product candidates is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that would be necessary to complete the potential development and commercialization of any future product candidates. We are also unable to predict when, if ever, material net cash inflows will commence from the sale of potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

•	the impact of the ongoing COVID-19 pandemic and our response to it;
•	the timing and progress of preclinical and clinical development activities;
•	the number and scope of preclinical and clinical programs we decide to pursue;
•	our ability to maintain research and development programs or to establish new ones;
•	establishing an appropriate safety profile with investigational new drug application, or IND, enabling studies;
•	successful patient enrollment in, and the initiation of, clinical trials;
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

We anticipate that our general and administrative expenses will decrease beginning in the third quarter of 2022 following our April 2022 decision to discontinue development of tovinontrine and the related reduction in workforce.  Our future general and administrative expenses will be significantly dependent on the outcome of our strategic process and on whether we decide to pursue any future product development efforts.

Total Other Income, Net

Total other income, net primarily consisted of interest earned on our cash, cash equivalents and investments.

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Change
	2022	2021	$
	(in thousands)
Operating expenses:
Research and development	$7,409	$10,074	$(2,665)
General and administrative	4,112	3,095	1,017
Total operating expenses	11,521	13,169	(1,648)
Loss from operations	(11,521)	(13,169)	1,648
Total other income, net	72	8	64
Net loss	$(11,449)	$(13,161)	$1,712

Research and Development Expenses

Research and development expenses decreased by approximately $2.7 million from $10.1 million for the three months ended June 30, 2021, to $7.4 million for the three months ended June 30, 2022. The decrease in research and development expenses was primarily attributable to the following:

•

a $3.2 million decrease in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine following discontinuation of clinical development; and

•

a $0.5 million increase in personnel related increase in personnel-related costs, including approximately $1.6 million in costs related to our April 2022 workforce reduction partially offset by a decrease of $0.4 million in stock-based compensation expense;

General and Administrative Expenses

General and administrative expenses increased by approximately $1.0 million from $3.1 million for the three months ended June 30, 2021, to $4.1 million for the three months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•	a $0.4 million increase in personnel-related costs, including approximately $0.3 million in costs related to our April 2022 workforce reduction;
•

a $0.4 million increase in depreciation expense due to a revision of the useful lives of our leasehold improvements and furniture related to our lease termination, which becomes effective on August 7, 2022; and

•	a $0.2 million increase in consulting and professional fees, including legal, business development, accounting and audit fees

Total Other Income, Net

Total other income, net for the three months ended June 30, 2022 was primarily comprised of interest earned on our cash, cash equivalents and investments. Total other income, net was de minimis for the three months ended June 30, 2021.

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,		Change
	2022	2021	$
	(in thousands)
Operating expenses:
Research and development	$18,578	$17,189	$1,389
General and administrative	7,604	6,260	1,344
Total operating expenses	26,182	23,449	2,733
Loss from operations	(26,182)	(23,449)	(2,733)
Total other income, net	94	31	63
Net loss	$(26,088)	$(23,418)	$(2,670)

Research and Development Expenses

Research and development expenses increased by approximately $1.4 million from $17.2 million for the six months ended June 30, 2021 to $18.6 million for the six months ended June 30, 2022. The increase in research and development expenses prior to discontinuation of clinical development in April 2022 was primarily attributable to the following:

•	a $0.2 million increase in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine;
•

a $0.9 million increase in personnel-related costs, including approximately $1.6 million in costs related to our April 2022 workforce reduction partially offset by a decrease of $0.4 million in stock-based compensation expense; and

•	a $0.3 million increase in other research and development operational costs, including professional services, supplies, and travel.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.3 million from $6.3 million for the six months ended June 30, 2021 to $7.6 million for the six months ended June 30, 2022. The increase in general and administrative expenses was primarily attributable the following:

•	a $0.7 million increase in personnel-related costs, including approximately $0.3 million in costs related to our April 2022 workforce reduction;
•

a $0.4 million increase in depreciation expense due to a revision of the useful lives of our leasehold improvements and furniture related to our lease termination, which becomes effective on August 7, 2022; and

•	a $0.2 million increase in consulting and professional fees, including legal, business development, accounting and audit fees.

Total Other Income, Net

Total other income, net for the six months ended June 30, 2022 and 2021 was primarily comprised of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized or generated revenue from sales of any product candidate. Through June 30, 2022, we have funded our operations primarily through the issuance of common stock and convertible preferred stock.

On April 1, 2021, we filed the Shelf with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.We also simultaneously entered into the Sales Agreement with Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of June 30, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of June 30, 2022, we had $60.3 million in cash, cash equivalents and investments.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(29,487)	$(23,385)
Net cash provided by investing activities	11,611	21,691
Net cash provided by financing activities	—	2,120
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(17,876)	$426

Net Cash Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2022 was $29.5 million primarily due to our net loss of $26.1 million and net cash outflow from a change in working capital of $5.4 million, partially offset by stock-based compensation expense of $1.4 million, depreciation expense of $0.5 million, and amortization of investments of $0.1 million.

Net cash used in operating activities for the six months ended June 30, 2021 was $23.4 million primarily due to our net loss of $23.4 million and net cash outflow from a change in working capital of $2.0 million, partially offset by stock-based compensation expense of $1.9 million and depreciation expense of $0.1 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $11.6 million due to proceeds from maturities of short-term investments of $11.9 million, partially offset by purchases of property and equipment of $0.3 million.

Net cash provided by investing activities for the six months ended June 30, 2021 was $21.7 million due to proceeds from maturities of short-term investments of $29.2 million, partially offset by purchases of short-term investments of $7.5 million.

Net Cash Provided by Financing Activities

We did not incur any financing cash outflow or inflow activities for the six months ended June 30, 2022.

Net cash provided by financing activities for the six months ended June 30, 2021 was $2.1 million, primarily due to $1.7 million of net proceeds received from the sale of common stock under our Sales Agreement with Cantor and $0.7 million of net proceeds received from the exercise of stock options, partially offset by payment of $0.3 million of issuance costs under the Sales Agreement.

Funding Requirements

We expect our operating expenses to decrease significantly beginning in the third quarter of 2022 following our April 2022 decision to discontinue development of tovinontrine and implement a reduction in workforce.  However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

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

If we decide to pursue any future product development efforts, our future funding requirements will depend on, and could increase significantly as a result of, many factors, including:

•	whether we realize the anticipated cost savings in connection with our April 2022 workforce reduction;
•	our ability to consummate a strategic transaction and the nature and type of such transaction;
•	our ability to bring any product candidates through preclinical and clinical development, and the timing and scope of these research and development activities;
•	the costs of obtaining clinical and commercial supplies of any product candidates we may seek to develop;
•	our ability to successfully commercialize any product candidates we may develop;
•	the manufacturing, selling and marketing costs associated with any product candidates we may develop, including the cost and timing of establishing our sales and marketing capabilities;
•	the amount and timing of sales and other revenues from any product candidates we may develop, including the sales price and the availability of adequate third-party reimbursement;
•	the time and cost necessary to respond to technological and market developments;
•	the extent to which we may acquire or in-license other product candidates and technologies;
•	our ability to attract, hire and retain qualified personnel;
•	the impact of the COVID-19 pandemic and our response to it;
•	the costs of maintaining, expanding and protecting our intellectual property portfolio; and
•	the costs associated with operating as a public company and maintaining compliance with exchange listing and SEC requirements.

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

Contractual Obligations

In the normal course of business, we enter into agreements that contain contractual obligations, of which the most significant to date include our licensing agreement with Lundbeck.

Our license agreement with Lundbeck, as well as certain other agreements, requires us to pay third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones that may not be achieved. We have not included payments contingent upon the achievement of certain development, regulatory or commercial milestones on our consolidated balance sheets. For further information regarding certain of our license agreement with Lundbeck and amounts that could become payable in the future under that agreement, please see Note 6 to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q.

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

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the unaudited condensed consolidated financial statements prospectively from the date of change in estimates. During the three and six months ended June 30, 2022, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of June 30, 2022, we had cash, cash equivalents and investments of $60.3 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Asia, who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

In April 2022, we made the decision to discontinue development of tovinontrine (IMR-687) in sickle cell disease, or SCD, β-thalassemia and heart failure with preserved ejection fraction, as well to discontinue our development plans with respect to IMR-261.  In connection with this decision, our Board of Directors, or Board, approved a reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of strategic options to maximize stockholder value.  These strategic options may include a merger, reverse merger, sale, wind-down, liquidation and dissolution or other strategic transaction. However, there can be no assurance that we will be able to successfully consummate any particular strategic transaction. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. We may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in our business and may diminish or delay any future distributions to our stockholders.

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

There can be no assurance that a strategic transaction will be completed and, whether or not such strategic transaction is completed, our Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, as with the passage of time the amount of cash available for distribution will be reduced as we continue to fund our operations. In addition, if our Board were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations and the timing of any such resolution is uncertain. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation. If a dissolution and liquidation were pursued, our Board, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

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

Since inception, we have incurred significant operating losses. Our net loss was $51.4 million for the year ended December 31, 2021 and $26.1 million for the six months ended June 30, 2022. As of June 30, 2022, we had an accumulated deficit of $173.6 million. To date, we have financed our operations primarily through the sale of common stock and the sale of convertible preferred stock. We have devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of tovinontrine.

While we made the decision to discontinue development of tovinontrine and are not currently developing product candidates, to become and remain profitable we must succeed in developing, and eventually commercializing, a product or products that generate significant revenue. The ability to achieve this success will require us to be effective in a range of challenging activities, including completing preclinical testing and clinical trials of any product candidates we may develop, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which we may obtain regulatory approval. We may never undertake or succeed in these activities and, even if we do, may never generate revenues that are significant enough to achieve profitability. Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

In April 2021, we entered into a sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under a shelf registration statement on Form S-3.  As of June 30, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

As of June 30, 2022, we had cash, cash equivalents and investments of $60.3 million. Our future capital requirements will depend on many factors, including:

•	whether we realize the anticipated cost savings in connection with our April 2022 workforce reduction;
•	our ability to consummate a strategic transaction and the nature and type of such transaction;
•

the time and cost necessary to complete the close out of our Ardent Phase 2b and open label extension clinical trials of tovinontrine in patients with SCD and our Forte Phase 2b clinical trial of tovinontrine in patients with β-thalassemia;

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

We historically have relied on third-party clinical research organizations to conduct our clinical trials, including our discontinued Ardent and Forte Phase 2b clinical trials in SCD and in β-thalassemia. If we decide to pursue any future product development efforts, we do not expect to independently conduct clinical trials of any such product candidates. We expect we would rely on third parties, such as clinical research organizations, clinical data management organizations, medical institutions and clinical investigators, to conduct any such clinical trials. These agreements might terminate for a variety of reasons, including a failure to perform by the third parties. If we need to enter into alternative arrangements, our product development activities, should we pursue them, might be delayed.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which went into effect in April 2013 and will remain in effect through 2031 under the CARES Act. These Medicare sequester reductions were suspended through the end of March 2022. From April 2022 through June 2022 a 1% sequester cut will be in effect, with the full 2% cut resuming thereafter. The American Taxpayer Relief Act of 2012, among other things, reduced Medicare payments to several providers and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

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

As of June 30, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 58.7% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We received aggregate net proceeds from the IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have used approximately $68.0 million of the net proceeds from the IPO as of June 30, 2022. We have invested the unused net proceeds from the offering in money market accounts.

Item 6. Exhibits.

Exhibit Number	Description

10.1#

Separation Agreement and General Release, dated as of April 21, 2022, by and between the Registrant and Kenneth M. Attie, M.D. (incorporated by reference as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.2†

Amendment Number 3 to Exclusive License Agreement, dated as of April 29, 2022, by and between H. Lundbeck A/S and the Registrant (incorporated by reference as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.3#

Retention Agreement, dated as of May 5, 2022, by and between the Registrant and Rahul D. Ballal, Ph.D. (incorporated by reference as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.4*#	Amended and Restated Retention Agreement, dated as of May 18, 2022, by and between the Registrant and Michael P. Gray.

10.5

Second Amendment and Termination of Office Lease Agreement, effective July 25, 2022, by and between the Registrant and Columbia REIT – 116 Huntington, LLC (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, has been formatted in Inline XBRL

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMARA Inc.

Date: August 3, 2022	By:	/s/ Rahul D. Ballal, Ph.D.
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: August 3, 2022	By:	/s/ Michael P. Gray
Michael P. Gray
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)