Form 10-Q
period 2022-09-30
IMARA Inc.
filed 2022-10-25
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 20, 2022, the registrant had 26,287,264 shares of common stock, $0.001 par value per share, outstanding.

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

The forward-looking statements in this Quarterly Report on Form 10-Q include, among other things:

•

statements related to the transactions contemplated by the Agreement and Plan of Merger, dated as of October 13, 2022, or the Merger Agreement, among us, Iguana Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of ours, or Merger Sub, and Enliven Therapeutics, Inc., a Delaware corporation, or Enliven, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Enliven, with Enliven continuing as a wholly owned subsidiary of ours and the surviving corporation of the merger, which we refer to as the Merger;

•

statements related to the transactions contemplated by the Asset Purchase Agreement, dated as of September 6, 2022, or the Asset Purchase Agreement, between us and Cardurion Pharmaceuticals, Inc., or Cardurion, providing for the sale of tovinontrine (IMR-687) and all other assets of ours related to our PDE9 program, which we refer to as the Asset Sale;

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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q. Our principal risks include the following:

•	The Merger with Enliven may not be consummated or may not deliver the anticipated benefits we expect.
•

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

•	The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.
•

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

•	Lawsuits may be filed against us and the members of our board of directors arising out of the proposed merger, which may delay or prevent the proposed Merger.
•	Failure to consummate the Merger may result in us paying a termination fee to Enliven and could harm our common stock price and our future business and operations.
•

If we do not successfully consummate the Merger with Enliven, our board of directors may dissolve or liquidate our assets to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such transaction or liquidation.

•

There can be no guarantees that the Asset Sale will be completed. Failure to complete, or unexpected delays in completing, the Asset Sale or any termination of the Asset Purchase Agreement could have an adverse effect on our ability to consummate the Merger and our financial condition and results of operations.

•	Our decision to discontinue development of tovinontrine and the related reduction in our workforce may not result in the anticipated savings and could disrupt our business.
•	We have incurred significant losses since our inception, and we expect to incur losses over the next several years.
•

If the Merger is not completed, we will reconsider our strategic alternatives, including dissolving and liquidating our assets, pursuing another strategic transaction, or operating our business. Our future capital requirements depend on many factors, and adequate additional financing may not be available to us on acceptable terms, or at all.

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

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

IMARA INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$49,491	$48,309
Short-term investments	6,813	41,969
Prepaid expenses and other current assets	2,800	2,418
Total current assets	59,104	92,696
Property and equipment, net	—	250
Right of use assets - operating leases	—	525
Other assets	—	175
Total assets	$59,104	$93,646
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$767	$2,360
Accrued expenses and other current liabilities	1,051	4,604
Operating lease liability, current	—	246
Total current liabilities	1,818	7,210
Operating lease liability, non-current	—	406
Total liabilities	1,818	7,616
Commitments and contingencies (Note 7)
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of September 30, 2022; no shares authorized, issued or outstanding as of December 31, 2021	—	—
Common stock, $0.001 par value per share; 200,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 26,287,264 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	27	27
Additional paid-in capital	235,457	233,516
Accumulated other comprehensive income	(4)	(16)
Accumulated deficit	(178,194)	(147,497)
Total stockholders’ equity	57,286	86,030
Total liabilities and stockholders’ equity	$59,104	$93,646

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$182	$10,397	$18,760	$27,586
General and administrative	4,649	3,262	12,253	9,522
Total operating expenses	4,831	13,659	31,013	37,108
Loss from operations	(4,831)	(13,659)	(31,013)	(37,108)
Total other income, net:
Interest income	242	30	430	161
Other expense	(20)	(18)	(114)	(118)
Total other income, net	222	12	316	43
Net loss	$(4,609)	$(13,647)	$(30,697)	$(37,065)
Net loss attributable to common stockholders—basic and diluted	$(4,609)	$(13,647)	$(30,697)	$(37,065)
Weighted-average common shares outstanding—basic and diluted	26,287,264	24,898,346	26,287,264	20,099,976
Net loss per share attributable to common stockholders—basic and diluted	$(0.18)	$(0.55)	$(1.17)	$(1.84)
Comprehensive loss:
Net loss	$(4,609)	$(13,647)	$(30,697)	$(37,065)
Other comprehensive income:
Unrealized gain (loss) on investments	31	(2)	12	(6)
Comprehensive loss	$(4,578)	$(13,649)	$(30,685)	$(37,071)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share and per share data)

(Unaudited)

	COMMON
	STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	17,548,263	$18	$180,526	$4	$(96,113)	$84,435
Stock-based compensation expense	—	—	947	—	—	947
Exercise of stock options	68,279	—	472	—	—	472
Unrealized loss on investments	—	—	—	(3)	—	(3)
Net loss	—	—	—	—	(10,257)	(10,257)
Balance at March 31, 2021	17,616,542	$18	$181,945	$1	$(106,370)	$75,594
Stock-based compensation expense	—	—	917	—	—	917
Issuance of common stock under ATM offering, net of issuance costs of $357	231,291	1	1,344	—	—	1,345
Exercise of stock options and issuance of stock under the Employee Stock Purchase Plan	63,104	—	273	—	—	273
Unrealized loss on investments	—	—	—	(1)	—	(1)
Net loss	—	—	—	—	(13,161)	(13,161)
Balance at June 30, 2021	17,910,937	$19	$184,479	—	(119,531)	64,967
Stock-based compensation expense	—	—	1,003	—	—	1,003
Issuance of common stock under ATM and July 2021 offering, net of issuance costs of $210	8,333,333	8	46,899	—	—	46,907
Exercise of stock options and issuance of stock under the Employee Stock Purchase Plan	31,452	—	145	—	—	145
Unrealized loss on investments	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(13,647)	(13,647)
Balance at September 30, 2021	26,275,722	$27	$232,526	$(2)	$(133,178)	$99,373

	COMMON
	STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2021	26,287,264	$27	$233,516	$(16)	$(147,497)	$86,030
Stock-based compensation expense	—	—	1,056	—	—	1,056
Unrealized loss on investments	—	—	—	(35)	—	(35)
Net loss	—	—	—	—	(14,639)	(14,639)
Balance at March 31, 2022	26,287,264	$27	$234,572	$(51)	$(162,136)	$72,412
Stock-based compensation expense	—	—	385	—	—	385
Unrealized gain on investments	—	—	—	16	—	16
Net loss	—	—	—	—	(11,449)	(11,449)
Balance at June 30, 2022	26,287,264	$27	$234,957	$(35)	$(173,585)	$61,364
Stock-based compensation expense	—	—	500	—	—	500
Unrealized gain on investments	—	—	—	31	—	31
Net loss	—	—	—	—	(4,609)	(4,609)
Balance at September 30, 2022	26,287,264	$27	$235,457	$(4)	$(178,194)	$57,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

IMARA INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(30,697)	$(37,065)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,941	2,867
Depreciation expense	612	74
Amortization and accretion on investments	110	103
Non-cash lease expense	(12)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(382)	(975)
Accounts payable	(1,593)	505
Accrued expenses and other current liabilities	(3,553)	229
Operating lease assets and liabilities, net	(114)	(24)
Net cash used in operating activities	(33,688)	(34,286)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	35,058	42,637
Purchases of short-term investments	—	(29,766)
Purchases of property and equipment	(363)	(12)
Net cash provided by investing activities	34,695	12,859
Cash flows from financing activities:
Proceeds from July 2021 offering, net of underwriting discounts and commissions	—	47,000
Proceeds from ATM offering, net of underwriting discounts and commissions	—	1,818
Payment of issuance costs	—	(567)
Proceeds from exercise of options	—	860
Net cash provided by financing activities	—	49,111
Net increase in cash, cash equivalents and restricted cash	$1,007	$27,684
Cash, cash equivalents and restricted cash, beginning of period	$48,484	$47,786
Cash, cash equivalents and restricted cash, end of period	$49,491	$75,470
Supplemental disclosure of non-cash investing and financing activities:
Right of use asset obtained in exchange for lease liabilities	$1,886	$—
Unrealized loss on investments	$12	$(6)

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the periods shown above:

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents	$49,491	$75,295
Restricted cash (included in other assets)	—	175
Total cash, cash equivalents and restricted cash	$49,491	$75,470

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

On April 5, 2022, the Company announced the results from interim analyses of its Ardent Phase 2b clinical trial of tovinontrine (IMR-687) in patients with sickle cell disease (“SCD”) and Forte Phase 2b clinical trial of tovinontrine in patients with ß-thalassemia. Based on the data generated by these interim analyses, the Company decided to discontinue the Ardent and Forte trials as well as the further development of tovinontrine in SCD and ß-thalassemia.  The Company also decided to discontinue development of tovinontrine in heart failure with preserved ejection fraction, as well as its development plans with respect to IMR-261.  In connection with these events, the Company’s Board of Directors approved a reduction in workforce designed to substantially reduce the Company’s operating expenses while it undertakes a comprehensive assessment of its strategic options to maximize stockholder value. The Workforce Reduction was completed as of September 30, 2022 and the Company incurred approximately $2.1 million of expenses comprised of notice and employee severance and retention payments.

On September 6, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cardurion Pharmaceuticals, Inc. (“Cardurion”), discussed further in Note 14, providing for the sale of tovinontrine and all other assets of the Company related to its PDE9 program (the “Asset Sale”). On October 13, 2022, the Company, Iguana Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Enliven Therapeutics, Inc., a Delaware corporation (“Enliven”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), discussed further in Note 15, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Enliven, with Enliven continuing as a wholly owned subsidiary of IMARA and the surviving corporation of the merger (the “Merger”).  If the Merger is completed, the business of Enliven will continue as the business of the combined organization. The closing of the transactions contemplated by the Asset Purchase Agreement between IMARA and Cardurion is a condition to the closing of the transactions contemplated by the Merger Agreement. Consummation of the Asset Sale and Merger Agreement is subject to customary closing conditions, including, without limitation, approval of the sale by the Company’s stockholders.

Liquidity

The Company has incurred recurring negative cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO and subsequent common stock offerings. As of September 30, 2022, the Company had cash, cash equivalents, and investments of $56.3 million and an accumulated deficit of approximately $178.2 million. The Company expects its operating losses and negative operating cash flows to continue into the foreseeable future.

On April 1, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.  The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of September 30, 2022, the Company had issued and sold 231,291 shares of common stock under the sales agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses.

On July 16, 2021, the Company completed a public offering of shares of its common stock.  In connection with the offering, the Company issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and offering expenses.

As described above, the Company made the decision to discontinue development of tovinontrine in sickle cell disease, β-thalassemia and heart failure with preserved ejection fraction, as well to discontinue its development plans with respect to IMR-261.  As a result and without giving effect to the Asset Sale, the Company believes its cash, cash equivalents and investments as of September 30, 2022 will be sufficient to fund its operating expense requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q.

In the event that the Company does not complete the Asset Sale or the Merger, the Company (i) may elect to pursue a dissolution and liquidation of the Company, (ii) pursue another strategic transaction or (iii) may resume research and development activities. If the Company decides to pursue any future product development efforts, it will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative GAAP as found in the Accounting Standards Codification (“ASC”) and as amended by Accounting Standards Updates of the Financial Accounting Standards Board (“FASB”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and notes thereto, included in the Company’s Annual Report on Form 10-K (the “Annual Report”), filed with the SEC on March 15, 2022. The unaudited condensed consolidated interim financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated interim financial statements contain all adjustments which are necessary to present fairly the Company’s financial position as of September 30, 2022, the results of its operations for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. Such adjustments are of a normal and recurring nature. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, IMARA Security Corporation and IMARA E.U. Limited, the latter of which was dissolved in July 2021. All intercompany transactions and balances have been eliminated in consolidation.

Summary of Significant Accounting Policies

The significant accounting policies and estimates used in the preparation of the accompanying unaudited condensed consolidated financial statements are described in the Company’s audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report. There have been no material changes in the Company’s significant accounting policies during the three and nine months ended September 30, 2022.

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

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss. The Company’s comprehensive loss includes unrealized gains and losses (net) on available-for-sale debt securities for the three and nine months ended September 30, 2022 and 2021.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	September 30, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$46,252	$46,252	$—	$—
Marketable securities:
Commercial paper	4,397	—	4,397	—
Corporate debt securities	2,416	—	2,416	—
Total financial assets	$53,065	$46,252	$6,813	$—

	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$24,798	$24,798	$—	$—
Marketable securities:
Commercial paper	26,131	—	26,131	—
Corporate debt securities	15,838	—	15,838	—
Total financial assets	$66,767	$24,798	$41,969	$—

As of September 30, 2022 and December 31, 2021, the Company’s Level 1 financial assets consisted of cash equivalents held in money market funds, which are valued using quoted market prices in active markets without any valuation adjustment. The financial assets valued based on Level 2 inputs consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the three and nine months ended September 30, 2022 and the year ended December 31, 2021, there were no transfers between fair value measurement levels.

The carrying values of other current assets, accounts payable and accrued expenses approximate their fair values due to the short-term nature of these assets and liabilities.

4. Investments

As of September 30, 2022 and December 31, 2021, the Company had short-term investments consisting of corporate debt securities and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the condensed consolidated balance sheets. The following table summarizes the Company’s investments (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$4,397	$—	$—	$4,397
Corporate debt securities	2,420	—	(4)	2,416
Total	$6,817	$—	$(4)	$6,813

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$26,131	$—	$—	$26,131
Corporate debt securities	15,854	—	(16)	15,838
Total	$41,985	$—	$(16)	$41,969

As of September 30, 2022, the Company held one available-for-sale securities with an aggregate value of approximately $2.4 million in an unrealized loss position for less than twelve months. As of December 31, 2021, the Company held seven available-for-sale securities in unrealized loss positions with an aggregate value of approximately $15.8 million in an unrealized loss position for less than twelve months. The Company has the intent and ability to hold such securities until recovery. The Company determined that there was no material change in the credit risk of these investments. As a result, the Company determined it did not hold any investments with an other-than-temporary impairment as of September 30, 2022 and December 31, 2021.

5. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrued research and development expenses	$136	$2,288
Accrued compensation and benefits	164	2,024
Accrued professional services	733	249
Accrued other	18	43
Total accrued expenses	$1,051	$4,604

Accrued Research and Development Expenses

The Company’s accrued research and development expenses related to tovinontrine and IMR-261 significantly declined in the second and third quarters of 2022 following the Company’s April 2022 decision to discontinue development of each program.

Restructuring Costs

On April 12, 2022, the Company’s Board of Directors approved a reduction of the Company’s workforce (the “Workforce Reduction”) by approximately 83% across all areas of the Company, to a total of six remaining full-time employees.  The Workforce Reduction followed the Company’s decision to discontinue development of tovinontrine, as well to discontinue its development plans with respect to IMR-261. The Workforce Reduction was substantially completed during the three and nine months ended September 30, 2022.

The Company incurred total expenses relating to the Workforce Reduction of approximately $2.1 million, which was comprised of notice and employee severance and retention payments. The Company recorded these charges in accordance with ASC 420, Exit or Disposal Cost Obligations, and have included them as operating expenses in the condensed statements of operations and comprehensive loss. The Workforce Reduction was completed as of September 30, 2022.

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

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments, which were recorded as research and development expenses. No payments were made during the year ended December 31, 2021, or for the three and nine months ended September 30, 2022. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance. The Company also allowed Lundbeck to participate in the fourth tranche of its Series A preferred stock financing in November 2018 at $1.00 per share.

The Lundbeck Agreement can be terminated by the Company at any time with 180 days’ written notice. The Company or Lundbeck may terminate the agreement by written notice within a specified period of time in the event of a material breach.

In connection with the Asset Sale, the Lundbeck Agreement will be assigned to Cardurion.

7. Commitments and Contingencies

Lease Agreements

In May 2019, the Company entered into an operating lease agreement (the “May 2019 Lease Agreement”) for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term. The lease included a rent escalation clause which resulted in cash rental payments of approximately $0.3 million annually. Rent expense was being recognized on a straight-line basis over the lease term. In addition to the base rent, the Company was also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the May 2019 Lease Agreement. The Company provided a security deposit of approximately $0.1 million in May 2019, which was included as a component of other assets on the Company’s consolidated balance sheet as of December 31, 2021. The Company occupied the space in August 2019 and commenced recognition of rent expense.

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

In July 2022, the Company entered into a second amendment and termination of office lease agreement (the “Termination Agreement”) to terminate the lease under the May 2019 Lease Agreement, as amended by the June 2021 Amended Lease Agreement. The termination of the lease became effective on August 7, 2022 as a result of the landlord entering into a new lease agreement with a third-party tenant for the premises covered by the lease.  As part of the Termination Agreement the Company paid a lease termination fee of $0.3 million, which was comprised of forfeiture of its $0.2 million security deposit and an additional fee of $0.1 million. In connection with this termination the Company remeasured its right of use assets and operating lease liabilities and recorded a gain of less than $0.1 million. The Company revised the estimated useful lives of the existing leasehold improvements and furniture placed in service at its premises, which are included as component of property and equipment, net on its unaudited condensed consolidated balance sheets and are fully depreciated as of September 30, 2022.

The Company recorded rent expense of approximately $0.1 million and $0.5 million during the three months and nine months ended September 30, 2022, respectively.

There are no future lease payments due under the June 2021 Amended Lease Agreement following termination.

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the three and nine months ended September 30, 2022 and year ended December 31, 2021, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through September 30, 2022, no cash dividends have been declared or paid.

As of September 30, 2022, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of September 30, 2022 and December 31, 2021, the Company has reserved for future issuance the following shares of common stock:

	September 30, 2022	December 31, 2021
Shares reserved for future issuance under the 2020 Equity Incentive Plan	2,593,338	1,216,532
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	438,539	175,667
	3,031,877	1,392,199

9. Stock-Based Compensation

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan, (the “2016 Plan”) provided for the grant of restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the Board, consultants and advisors of the Company.

As of the effective date of the 2020 Equity Incentive Plan (the “2020 Plan”) on March 11, 2020, and as of September 30, 2022, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remain outstanding and effective

2020 Equity Incentive Plan

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

As of September 30, 2022, there were 2,593,338 shares available for future issuance under the 2020 Plan.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,373,024	$9.63	8.19	$—
Granted	501,839	1.35
Exercised	—	—
Forfeited	(1,040,598)	10.16
Outstanding as of September 30, 2022	1,834,265	$7.06	7.39	$264
Options vested and exercisable as of September 30, 2022	1,155,807	$6.93	6.84	$—

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the nine months ended September 30, 2022 was $1.02. There were no options granted during the three months ended September 30, 2022. The weighted-average grant date fair value of the Company’s stock options granted during each of the three and nine months ended September 30, 2021 was $3.66 and $7.44, respectively.

Restricted Stock Units

In January 2022, the Company granted 425,289 restricted stock units to employees under the 2020 Plan, which will vest over a four year term. A summary of the restricted stock unit ("RSU") activity and related information is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	425,289	1.38
Vested	—	—
Forfeited	(211,846)	1.38
Unvested as of September 30, 2022	213,443	$1.38

Stock-Based Compensation

Stock-based compensation expense included in the Company’s unaudited condensed consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$(26)	$322	$198	$1,034
General and administrative	526	681	1,743	1,833
Total stock-based compensation expense	$500	$1,003	$1,941	$2,867

As of September 30, 2022 and December 31, 2021, total unrecognized compensation cost related to the unvested stock-based awards was $3.0 million and $9.4 million, respectively, which is expected to be recognized over a weighted-average period of 1.94 and 2.65 years, respectively.

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

The CARES Act provided for an Employee Retention Credit (“ERC”), which is a refundable payroll tax credit that encouraged businesses to keep employees on the payroll during the COVID-19 pandemic.  Eligible employers are entitled to a refundable tax credit equal to 50% of qualified wages paid to employees between March 13, 2020, and December 31, 2020, up to a maximum of $5,000 credit per employee. In late December 2020 Congress expanded and amended the CARES Act by enacting Public Law 116-260. Per the amendment to the CARES Act, eligible employers are entitled to a refundable tax credit equal to 70% of the qualified wages paid to employees between January 1, 2021, and September 30, 2021, up to a maximum of $10,000 of wages per employee per quarter, with a maximum of $7,000 per employee per calendar quarter. Congress further extended the credit with the American Rescue Plan signed into law on March 11, 2021; the American Rescue Plan extended the credit for the period July 1, 2021 to December 31, 2021 with the same limitations as the prior amendment (i.e., tax credit equal to 70% of qualified wages up to a maximum of $10,000 of wages per employee per quarter). However, on November 15, 2021, President Biden signed into law the Infrastructure Investment and Jobs Act which redacted the credit for calendar quarter 4 of 2021. Qualified Wages must be paid on or after March 13, 2020 and before October 1, 2021, and may include wages paid to employees, as well as so much of the employer’s qualified health plan expenses as are properly allocable to such wages, not to exceed $10,000 per employee for calendar year 2020 or $10,000 per employee per calendar quarter in quarter 1, 2, or 3 of 2021 (“2021 Eligible Quarter”). The Retention Credit may be claimed for up to

$5,000 per employee for calendar year 2020 (i.e., 50% of the $10,000 maximum in Qualified Wages for calendar year 2020) or $7,000 per employee per 2021 Eligible Quarter (i.e., 70% of the $10,000 maximum in Qualified Wages per 2021 Eligible Quarter). Therefore, the maximum Retention Credit per employee in 2020 is $5,000 and in 2021 is $21,000. Based on the Company’s evaluation of this provision and pandemic-related impact on its operations in 2020 and 2021, it was determined that the Company qualified to claim ERC in the second, third and fourth calendar quarters of 2020, as well as in both the first, second, and third calendar quarters of 2021. The Company recognized an ERC of approximately $1.0 million as an offset to payroll tax expenses for the year ended December 31, 2021. The Company did not recognize an ERC for the three and nine months ended September 30, 2022.

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

The Company excluded the following potential common shares from the computation of diluted net loss per share attributable to common stockholders for the periods indicated because including them would have had an anti-dilutive effect:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	2,593,338	2,313,084	2,593,338	2,313,084
Unvested restricted stock units	213,443	—	213,443	—
Shares reserved for future issuance under the ESPP	438,539	187,209	438,539	187,209

12. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A preferred stock financing and both tranches of the Series B preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed Preferred Stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 5.1% ownership interest on a fully diluted basis as of September 30, 2022 and December 31, 2021. Mette Kirstine Agger, who was a member of our board of directors until June 29, 2021, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A preferred stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 6). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 1.9% ownership interest on a fully diluted basis as of September 30, 2022 and December 31, 2021. Lundbeck did not participate in the Series B Preferred Stock financing.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $1.8 million consisting of an upfront payment and ongoing milestone payments which are recorded as research and development expense.

In connection with the Asset Sale, the Lundbeck Agreement will be assigned to Cardurion.

13. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code effective as of January 2019. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. The Company made less than $0.1 million and $0.1 million of contributions for the three and nine months ended September 30, 2022, respectively, and has made $0.3 million of contributions to the plan to date.

14. Asset Purchase Agreement

On September 6, 2022, the Company entered into an Asset Purchase Agreement with Cardurion, providing for the sale of tovinontrine and all other assets of the Company related to its PDE9 program. Pursuant to the terms of the Asset Purchase Agreement, in addition to $250,000 previously paid by Cardurion to the Company upon execution of a non-binding term sheet, the aggregate purchase price consists of an upfront cash payment of $34,750,000 upon closing of the transaction and a $10,000,000 potential future payment that may become payable if Cardurion achieves a proof of concept milestone or other specified clinical milestones and a $50,000,000 potential future payment that may become payable if Cardurion achieves specified regulatory and/or commercial milestone events, in each case as described in the Asset Purchase Agreement and subject to the terms of the Asset Purchase Agreement. Consummation of the Asset Sale is subject to customary closing conditions, including, without limitation, approval of the sale by the Company’s stockholders.

15. Subsequent Events

Merger Agreement

On October 13, 2022, the Company, Merger Sub and Enliven entered into the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Enliven, with Enliven continuing as the Company's wholly owned subsidiary and the surviving corporation of the Merger. If the Merger is completed, the business of Enliven will continue as the business of the combined organization. Consummation of the transactions contemplated by the Merger Agreement is subject to certain closing conditions, including, among other things, (1) approval by our stockholders of the Required Voting Proposal, (2) approval by the Enliven stockholders of the adoption of the Merger Agreement, (3) Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the Merger, (4) the effectiveness of the Registration Statement, (5) our net cash as determined in accordance with the Merger Agreement being between $75 million and $95 million, (6) the waiting period under the HSR Act having expired or been terminated and (7) our closing of the previously announced Asset Sale. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger. Enliven’s obligation to consummate the Merger is also subject to the completion of the Financing Transaction such that Enliven receives gross proceeds of at least $131.6 million and our obligation to consummate the Merger is subject to the completion of the Financing Transaction such that Enliven receives gross proceeds of at least $75.0 million.

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), (a) each then-outstanding share of Enliven common stock (including shares of Enliven common stock issued upon conversion of Enliven preferred stock, which conversion will occur immediately prior to the Effective Time and shares of Enliven common stock issued in the Financing Transaction (as defined below)) will be converted into the right to receive a number of shares of IMARA common stock ( subject to the payment of cash in lieu of fractional shares and after giving effect to the IMARA Reverse Stock Split (as defined below)) calculated in accordance with the Merger Agreement (the ratio of such conversion, the “Exchange Ratio”); and (b) each then-outstanding Enliven stock option to purchase Enliven common stock will be assumed by IMARA, subject to adjustment as set forth in the Merger Agreement.

The provisions for calculating the Exchange Ratio are set forth in the Merger Agreement, and assume a valuation for Enliven equal to $324.6 million, plus the proceeds of the Financing Transaction (as defined below), and a valuation for IMARA equal to its net cash as of the business day immediately prior to the closing date of the Merger, plus $10 million, in each case as further described in the Merger Agreement. The Exchange Ratio is also based on the relative capitalizations of the companies. For purposes of calculating the Exchange Ratio, shares of IMARA common stock underlying IMARA stock options outstanding immediately prior to the Effective Time with an exercise price per share of less than or equal to $10.00 (as adjusted for the IMARA Reverse Stock Split) will be deemed to be outstanding, and all shares of Enliven common stock underlying outstanding Enliven stock options, warrants and other derivative securities will be deemed to be outstanding.

In connection with the Merger, IMARA will seek the approval of its stockholders to, among other things, (a) issue the shares of IMARA common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC ("Nasdaq") pursuant to the terms of the Merger Agreement (the "Required IMARA Voting Proposal"), (b) amend its certificate of incorporation to effect a reverse split of IMARA common stock, at a ratio to be determined prior to the Effective Time in accordance with the Merger Agreement (the "Reverse Stock Split"), which is intended to ensure that Nasdaq listing requirements are satisfied and (c) amend certain terms of IMARA’s equity incentive plans as described in the Merger Agreement.

Each of IMARA and Enliven has made customary representations, warranties and has agreed to customary covenants in the Merger Agreement. Consummation of the Merger is subject to specified closing conditions.

The Merger Agreement contains certain termination rights of each of IMARA and Enliven, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement to enter into a definitive agreement for a superior proposal. Upon termination of the Merger Agreement under specified circumstances, IMARA may be required to pay Enliven a termination fee of $3.0 million and Enliven may be required to pay IMARA a termination fee of $9.75 million. In certain specified circumstances, Enliven may be required to pay IMARA a termination fee of $3.0 million.

Concurrently with the execution and delivery of the Merger Agreement, Enliven entered into a common stock purchase agreement (the "Purchase Agreement") with certain new and existing Enliven investors, pursuant to which Enliven agreed to issue and sell to such investors, and such investors agreed to purchase from Enliven, shares of Enliven common stock for an aggregate purchase price of approximately $164.5 million (the "Financing Transaction"). The closing of the Financing Transaction is conditioned on the satisfaction or waiver of the closing conditions to the Merger as set forth in the Merger Agreement and other customary closing conditions, and is expected to occur immediately prior to the closing of the Merger, in accordance with the terms of the Purchase Agreement. The shares of Enliven common stock to be issued in connection with the Financing Transaction will be converted into the right to receive a number of shares of IMARA common stock in the Merger in accordance with the Exchange Ratio (the "Converted Financing Stock") (subject to the payment of cash in lieu of fractional shares and after giving effect to the Reverse Stock Split).

At or prior to the Effective Time, IMARA will enter into a Contingent Value Rights Agreement (the "CVR Agreement") with a rights agent ("Rights Agent") pursuant to which IMARA’s preMerger common stockholders will receive one contingent value right ( each, a "CVR") for each outstanding share of IMARA common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive payments upon the occurrence of certain events related to the Asset Sale or a potential sale or license involving IMR-261, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that holders of CVRs will receive any amounts with respect thereto. The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in IMARA or any of its affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

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

Following an extensive process of evaluating strategic alternatives, including identifying and reviewing potential candidates for a strategic acquisition or other transaction, on September 6, 2022, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Cardurion Pharmaceuticals, Inc., or Cardurion, providing for the sale of tovinontrine (IMR-687) and all of our other assets related to our PDE9 program, or the Asset Sale. On October 13, 2022, we, Iguana Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or the Merger Sub, and Enliven Therapeutics, Inc., a Delaware corporation, or Enliven, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Enliven, with Enliven continuing as our wholly owned subsidiary and the surviving corporation of the merger, or Merger. If the Merger is completed, the business of Enliven will continue as the business of the combined organization. One of the conditions to the closing of the transactions contemplated by the Merger Agreement is the closing of the transactions contemplated by the Asset Purchase Agreement between us and Cardurion.

We expect to devote significant time and resources to the completion of the Asset Sale and the Merger. However, there can be no assurances that such activities will result in the completion of the Asset Sale or the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value. If either the Asset Sale or the Merger is not completed, we will reconsider our strategic alternatives. As noted above, the closing of the transactions contemplated by the Asset Purchase Agreement between us and Cardurion is a condition to the closing of the transactions contemplated by the Merger Agreement and thus failure to close the Asset Sale would cause us not to be able to satisfy its obligations under the Merger Agreement.  We consider one of the following courses of action to be the most likely alternatives if the Asset Sale or the Merger is not completed:

•

Dissolve and liquidate our assets. If, for any reason, the Asset Sale or the Merger does not close, our Board may conclude that it is in the best interest of stockholders to dissolve the Company and liquidate our assets. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

•	Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction in order to attempt another strategic transaction like the Asset Sale or the Merger.

•	Operate our business. Although less likely than the alternatives above, our Board may elect to seek new product candidates for development.

Asset Purchase Agreement

Pursuant to the terms of the Asset Purchase Agreement, in addition to $250,000 previously paid by Cardurion to us upon execution of a non-binding term sheet, the aggregate purchase price consists of an upfront cash payment of $34,750,000 upon closing of the transaction and a $10,000,000 potential future payment that may become payable if Cardurion achieves a proof of concept milestone or other specified clinical milestones and a $50,000,000 potential future payment that may become payable if Cardurion achieves specified regulatory and/or commercial milestone events, in each case as described in the Asset Purchase Agreement and subject to the terms of the Asset Purchase Agreement.

The Asset Purchase Agreement contains certain customary representations, warranties and covenants. The Asset Purchase Agreement also contains customary indemnification provisions pursuant to which the parties agree to indemnify each other for certain matters, including, among other things, breaches of certain representations, warranties and covenants in connection with the Asset Sale. Completion of the Asset Sale is subject to approval by our stockholders and the satisfaction or waiver of other customary conditions.

The Asset Purchase Agreement contains certain termination rights of each of us and Cardurion. In certain circumstances, we would be obligated to pay a termination fee of $1,500,000 to Cardurion. We are obligated to hold a meeting of its stockholders in connection with the Asset Sale notwithstanding any change by the Board in its recommendation with respect to the Asset Sale.

Merger Agreement

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, or the Effective Time, (a) each then-outstanding share of Enliven common stock (including shares of Enliven common stock issued upon conversion of Enliven preferred stock, which conversion will occur immediately prior to the Effective Time and shares of Enliven common stock issued in the Financing Transaction (as defined below)) will be converted into the right to receive a number of shares of our common stock (subject to the payment of cash in lieu of fractional shares and after giving effect to the Reverse Stock Split (as defined below)) calculated in accordance with the Merger Agreement (the ratio of such conversion, the Exchange Ratio); and (b) each then-outstanding Enliven stock option to purchase Enliven common stock will be assumed by us, subject to adjustment as set forth in the Merger Agreement.

Subject to the terms and conditions of, and the calculation of the Exchange Ratio pursuant to, the Merger Agreement, it is currently anticipated that upon the closing of the Merger, our pre-Merger stockholders will own approximately 16% of the combined company and pre-Merger Enliven stockholders (including those purchasing Enliven shares in the Financing Transaction) will own approximately 84% of the combined company on a pro forma basis, based on the number of shares of our common stock expected to be issued in connection with the Merger.

The provisions for calculating the Exchange Ratio are set forth in the Merger Agreement, and assume a valuation for Enliven equal to $324.6 million, plus the proceeds of the Financing Transaction, and a valuation for us equal to our net cash as of the business day immediately prior to the closing date of the Merger, plus $10 million, in each case as further described in the Merger Agreement. The Exchange Ratio is also based on the relative capitalizations of the companies. For purposes of calculating the Exchange Ratio, shares of our common stock underlying our stock options outstanding immediately prior to the Effective Time with an exercise price per share of less than or equal to $10.00 (as adjusted for the Reverse Stock Split) will be deemed to be outstanding, and all shares of Enliven common stock underlying outstanding Enliven stock options, warrants and other derivative securities will be deemed to be outstanding.

In connection with the Merger, we will seek the approval of our stockholders to, among other things, (a) issue the shares of our common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC, or Nasdaq, pursuant to the terms of the Merger Agreement, or the Required Voting Proposal, (b) amend our certificate of incorporation to effect a reverse split of our common stock, at a ratio to be determined prior to the Effective Time in accordance with the Merger Agreement, or the Reverse Stock Split, which is intended to ensure that Nasdaq listing requirements are satisfied and (c) amend certain terms of our equity incentive plans as described in the Merger Agreement.

Each of us and Enliven have agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of our respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of our respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) us using reasonable best efforts to maintain the existing listing of the our common stock on Nasdaq and causing the shares of our common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger, (5) us filing with the U.S. Securities and Exchange Commission, or the SEC, and causing to become effective a registration statement to register the shares of our common stock to be issued in connection with the Merger, or the Registration Statement, and (6) each of us and Enliven filing a pre-merger notification requirement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act.

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by our stockholders of the Required Voting Proposal, (2) approval by the Enliven stockholders of the adoption of the Merger Agreement, (3) Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the Merger, (4) the effectiveness of the Registration Statement, (5) our net cash as determined in accordance with the Merger Agreement being between $75 million and $95 million, (6) the waiting period under the HSR Act having expired or been terminated and (7) our closing of the previously announced Asset Sale. Each party’s obligation to consummate the Merger is also subject to other specified customary conditions, including the representations and warranties of the other party being true and correct as of the date of the Merger Agreement and as of the closing date of the Merger, generally subject to an overall material adverse effect qualification, and the performance in all material respects by the other party of its obligations under the Merger Agreement required to be performed on or prior to the date of the closing of the Merger. Enliven’s obligation to consummate the Merger is also subject to the completion of the Financing Transaction such that Enliven receives gross proceeds of at least $131.6 million and our obligation to consummate the Merger is subject to the completion of the Financing Transaction such that Enliven receives gross proceeds of at least $75.0 million.

The Merger Agreement contains certain termination rights of each of us and Enliven, including, subject to compliance with the applicable terms of the Merger Agreement, the right of each party to terminate the Merger Agreement to enter into a definitive agreement for a superior proposal. Upon termination of the Merger Agreement under specified circumstances, we may be required to pay Enliven a termination fee of $3.0 million and Enliven may be required to pay us a termination fee of $9.75 million. In addition, Enliven will be required to pay us a termination fee of $3.0 million if Enliven or we terminate the Merger Agreement at specified times with all conditions to closing of the Merger satisfied other than completion of the Financing Transaction such that Enliven receives gross proceeds of at least $131.6 million or $75 million, respectively.

At the Effective Time, the board of directors of the combined company is expected to consist of nine members, eight of whom will be designated by Enliven and one of whom will be designated by us. Enliven’s designees are expected to be the current members of the board of directors of Enliven. Our designee is expected to be Rahul Ballal, our President and Chief Executive Officer.

Concurrently with the execution and delivery of the Merger Agreement, Enliven entered into a common stock purchase agreement, or the Purchase Agreement with certain new and existing Enliven investors, pursuant to which Enliven agreed to issue and sell to such investors, and such investors agreed to purchase from Enliven, shares of Enliven common stock for an aggregate purchase price of approximately $164.5 million, or the Financing Transaction. The closing of the Financing Transaction is conditioned on the satisfaction or waiver of the closing conditions to the Merger as set forth in the Merger Agreement and other customary closing conditions, and is expected to occur immediately prior to the closing of the Merger, in accordance with the terms of the Purchase Agreement. The shares of Enliven common stock to be issued in connection with the Financing Transaction will be converted into the right to receive a number of shares of our common stock in the Merger in accordance with the Exchange Ratio, or the Converted Financing Stock (subject to the payment of cash in lieu of fractional shares and after giving effect to the Reverse Stock Split).

At or prior to the Effective Time, we will enter into a Contingent Value Rights Agreement, or the CVR Agreement, with a rights agent, or the Rights Agent, pursuant to which our pre-Merger common stockholders will receive one contingent value right (each, a CVR) for each outstanding share of our common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive payments upon the occurrence of certain events related to the Asset Sale or a potential sale or license involving IMR-261, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement.

The contingent payments under the CVR Agreement, if they become payable, will become payable to the Rights Agent for subsequent distribution to the holders of the CVRs. In the event that no such proceeds are received, holders of the CVRs will not receive any payment pursuant to the CVR Agreement. There can be no assurance that holders of CVRs will receive any amounts with respect thereto. The right to the contingent payments contemplated by the CVR Agreement is a contractual right only and will not be transferable, except in the limited circumstances specified in the CVR Agreement. The CVRs will not be evidenced by a certificate or any other instrument and will not be registered with the SEC. The CVRs will not have any voting or dividend rights and will not represent any equity or ownership interest in us or any of our affiliates. No interest will accrue on any amounts payable in respect of the CVRs.

Financial Overview

Since our inception in 2016, our operations have focused on organizing and staffing our company, business planning, raising capital, establishing our intellectual property portfolio and performing research and development of tovinontrine. To date, we have funded our operations primarily through the sale of common stock and the sale of convertible preferred stock.

On April 1, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021. We also simultaneously entered into a sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co, LLC, or Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of September 30, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

We have incurred significant operating losses since inception. Our losses from operations were $4.8 million and $31.0 million for the three and nine months ended September 30, 2022, respectively, and $13.7 million and $37.1 million for the three and nine months ended September 30, 2021, respectively. As of September 30, 2022, we had an accumulated deficit of approximately $178.2 million.  In April 2022, we discontinued development of tovinontrine and implemented reduction in workforce, each of which was designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of our strategic options. In September 2022, we entered into the Asset Purchase Agreement and in October 2022 we entered into the Merger Agreement. Notwithstanding these events, and subject to the closing of the Asset Sale and Merger, we expect to continue to incur operating losses for the foreseeable future. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

We are not currently developing any product candidates and we do not have any products approved for sale. If the Asset Sale or Merger does not close, although less likely than pursuing a dissolution and liquidation or other potential strategic alternatives, if we decide to pursue any future product development efforts, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for any future product candidate. In addition, if we obtain regulatory approval for any product candidate and to the extent that we engage in commercialization activities on our own, we expect we will incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

Moreover, if we decide to pursue any future product development efforts, we will need substantial additional funding to support our continuing operations and develop a growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we would expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into other arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenue to achieve profitability, and we may never do so.

As of September 30, 2022 we had $56.3 million in cash, cash equivalents and investments. We believe that our cash, cash equivalents and investments as of September 30, 2022 will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could exhaust our available capital resources sooner than we expect. See “—Liquidity and Capital Resources.”

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, called COVID-19, emerged and has now spread globally. The impact of the COVID-19 pandemic is ongoing and continues to evolve as of the date of this Quarterly Report on Form 10-Q. We continue to actively monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry and workforce.

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity as of the date of this Quarterly Report on Form 10-Q, the COVID-19 pandemic has resulted in disruptions to our prior clinical trial operations.  In addition, our employees are currently working remotely.

Our financial condition, results of operations and liquidity could be negatively impacted by the COVID-19 pandemic in future periods. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which remain uncertain and cannot be predicted, including new information that may emerge concerning the continued severity of COVID-19 and variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the impact of the COVID-19 pandemic continues, it may have an adverse effect on our results of future operations, financial position and liquidity, and on our ability to access capital.  Even after the impact of the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of an economic recession or depression that may occur in the future.

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

In connection with the Asset Sale, our license agreement with Lundbeck will be assigned to Cardurion.

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

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs incurred in connection with the preclinical and clinical development and manufacture of our products. We expect our research and development expenses to continue to decrease significantly, as a result of our April 2022 decision to discontinue development of tovinontrine and our related reduction in workforce. For the nine months ended September 30, 2022, research and development expenses include:

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

•	costs incurred under agreements with contract manufacturing organizations, or CMOs, who developed and manufactured material for our preclinical studies and clinical trials;
•	costs related to compliance with regulatory requirements; and
•	milestone fees incurred in connection with our current license agreement with Lundbeck;

Research and development expense for the three months ended September 30, 2022 is comprised of costs incurred in connection with the Workforce Reduction, costs related to drug storage and compliance with regulatory requirements, and consulting expense

Historically, we expensed research and development costs as incurred. We recognized external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities were based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our unaudited condensed consolidated financial statements as prepaid expenses or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities were deferred and capitalized, even when there was no alternative future use for the research and development. The capitalized amounts were expensed as the related goods are delivered or the services are performed.

A significant portion of our research and development costs have been external costs, which we tracked after a clinical product candidate had been identified. Our internal research and development costs are primarily personnel-related costs and other indirect costs. Our research and development expenses to-date have been incurred in connection with our development of tovinontrine in SCD and β-thalassemia. We did not track our internal research and development expenses on a program-by-program basis as our personnel were deployed across multiple projects under development.

The following table summarizes our research and development expenses for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
IMR-687	$99	$8,291	$13,450	$21,407
Personnel expenses (including stock-based compensation)	13	1,780	4,511	5,400
Other expenses	70	326	799	779
Total research and development expenses	$182	$10,397	$18,760	$27,586

If we were to decide to pursue any future product development efforts, the successful development of any product candidates is highly uncertain. Therefore, we cannot reasonably estimate or know the nature, timing and estimated costs of the efforts that would be necessary to complete the potential development and commercialization of any future product candidates. We are also unable to predict when, if ever, material net cash inflows would commence from the sale of potential future product candidates, if approved. This is due to the numerous risks and uncertainties associated with developing product candidates, including the uncertainty of:

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

Any changes in the outcome of any of these variables with respect to the potential development of any future product candidates could mean a significant change in the costs and timing associated with the development of these product candidates. If we were to decide to pursue any future product development efforts, we may never obtain regulatory approval for any product candidates. Drug commercialization takes several years and millions of dollars in development costs and the potential success of such programs is difficult to predict and are often not successful.

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

We anticipate that our general and administrative expenses will decrease following our April 2022 decision to discontinue development of tovinontrine and the related reduction in workforce.  Our future general and administrative expenses will be significantly dependent on the outcome of our strategic process, including whether or not we successfully consummate the Asset Sale and the Merger, and on whether we decide to pursue any future product development efforts.

Total Other Income, Net

Total other income, net primarily consisted of interest earned on our cash, cash equivalents and investments.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Change
	2022	2021	$
	(in thousands)
Operating expenses:
Research and development	$182	$10,397	$(10,215)
General and administrative	4,649	3,262	1,387
Total operating expenses	4,831	13,659	(8,828)
Loss from operations	(4,831)	(13,659)	8,828
Total other income, net	222	12	210
Net loss	$(4,609)	$(13,647)	$9,038

Research and Development Expenses

Research and development expenses decreased by approximately $10.2 million from $10.4 million for the three months ended September 30, 2021, to $0.2 million for the three months ended September 30, 2022. The decrease in research and development expenses was primarily attributable to the following:

•

a $8.2 million decrease in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine following discontinuation of clinical development;

•	a $1.8 million decrease in personnel-related costs; and

•	a $0.2 million decrease in other research and development operational costs.

General and Administrative Expenses

General and administrative expenses increased by approximately $1.4 million from $3.3 million for the three months ended September 30, 2021, to $4.6 million for the three months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•	a $1.9 million increase in consulting and professional fees, including legal, business development, accounting and audit fees;
•	a $0.4 million decrease in personnel-related costs; and
•	a $0.1 million decrease in other general and administrative operational costs.

Total Other Income, Net

Total other income, net for the three months ended September 30, 2022 was primarily comprised of interest earned on our cash, cash equivalents and investments. Total other income, net was de minimis for the three months ended September 30, 2021.

Comparison of the Nine months Ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,		Change
	2022	2021	$
	(in thousands)
Operating expenses:
Research and development	$18,760	$27,586	$(8,826)
General and administrative	12,253	9,522	2,731
Total operating expenses	31,013	37,108	(6,095)
Loss from operations	(31,013)	(37,108)	6,095
Total other income, net	316	43	273
Net loss	$(30,697)	$(37,065)	$6,368

Research and Development Expenses

Research and development expenses decreased by approximately $8.8 million from $27.6 million for the nine months ended September 30, 2021 to $18.8 million for the nine months ended September 30, 2022. The decrease in research and development expenses was primarily attributable to the following:

•	a $7.9 million decrease in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine; and
•	a $0.9 million decrease in personnel-related costs.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.7 million from $9.5 million for the nine months ended September 30, 2021 to $12.3 million for the nine months ended September 30, 2022. The increase in general and administrative expenses was primarily attributable the following:

•	a $2.0 million increase in consulting and professional fees, including legal, business development, accounting and audit fees;
•

a $0.4 million increase in depreciation expense due to a revision of the useful lives of our leasehold improvements and furniture related to our lease termination, which became effective on August 7, 2022; and

•	a $0.3 million increase in personnel-related costs.

Total Other Income, Net

Total other income, net for the nine months ended September 30, 2022 and 2021 was primarily comprised of interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses in each period and on an aggregate basis. We have not yet commercialized or generated revenue from sales of any product candidate. Through September 30, 2022, we have funded our operations primarily through the issuance of common stock and convertible preferred stock.

On April 1, 2021, we filed the Shelf with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.We also simultaneously entered into the Sales Agreement with Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of September 30, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of September 30, 2022, we had $56.3 million in cash, cash equivalents and investments.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(33,688)	$(34,286)
Net cash provided by investing activities	34,695	12,859
Net cash provided by financing activities	—	49,111
Net increase in cash, cash equivalents, and restricted cash	$1,007	$27,684

Net Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2022 was $33.7 million primarily due to our net loss of $30.7 million and net cash outflow from a change in working capital of $5.6 million, partially offset by stock-based compensation expense of $1.9 million, depreciation expense of $0.6 million, and amortization of investments of $0.1 million.

Net cash used in operating activities for the nine months ended September 30, 2021 was $34.3 million primarily due to our net loss of $37.1 million and net cash outflow from a change in working capital of $0.2 million, partially offset by stock-based compensation expense of $2.9 million and depreciation expense of $0.1 million.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $34.7 million due to proceeds from maturities of short-term investments of $35.1 million, partially offset by purchases of property and equipment of $0.4 million.

Net cash provided by investing activities for the nine months ended September 30, 2021 was $12.9 million due to proceeds from maturities of short-term investments of $42.6 million, partially offset by purchases of short-term investments of $29.8 million.

Net Cash Provided by Financing Activities

We did not incur any financing cash outflow or inflow activities for the nine months ended September 30, 2022.

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

Funding Requirements

We expect our operating expenses to continue to decrease significantly following our April 2022 decision to discontinue development of tovinontrine and implement a reduction in workforce.  However, we may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs.  As a result, our future expenses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

Based on our current operating plan, we expect our existing cash, cash equivalents and investments will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing this Quarterly Report on Form 10-Q without giving effect to the Asset Sale. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our future capital requirements will depend on the results of our ongoing strategic evaluation, including whether we complete the Asset Sale or the Merger. If the Asset Sale of the Merger is not completed, we will reconsider our strategic alternatives which may include a dissolution of the company, pursuit of another strategic transaction or the continued operation of product development. If the Asset Sale or Merger does not close, although less likely than pursuing a dissolution and liquidation or other potential strategic alternatives, if we decide to pursue any future product development efforts, our future funding requirements would depend on, and could increase significantly as a result of, many factors, including:

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

A change in the outcome of any of these or other variables with respect to the development of any product candidate we may develop in the future could significantly change the costs and timing associated with the development of that product candidate. Further, our need for additional funds is heavily dependent on the outcome of our ability to consummate a strategic transaction, including the Asset Sale and the Merger.

Moreover, if we decide to pursue future product development, until such time, if ever, as we can generate substantial revenues, we would expect to finance our cash needs through a combination of cash-on-hand, equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Further, on October 13, 2022, we entered into the Merger Agreement with Enliven.  The closing of the Merger is subject to approval by our stockholders and the stockholders of Enliven and other customary closing conditions. If we are unable to satisfy certain closing conditions under the Merger Agreement, or if other mutual closing conditions are not satisfied, Enliven will not be obligated to complete the Merger. The Merger Agreement contains certain termination rights of each of us and Enliven. Under certain circumstances detailed in the Merger Agreement, we could be required to pay Enliven a termination fee of $3.0 million or Enliven could be required to pay us a termination fee of $9.75 million. In addition, Enliven will be required to pay us a termination fee of $3.0 million if we or Enliven terminates the Merger Agreement at specified times with all conditions to closing of the Merger satisfied other than completion of the Financing Transaction such that Enliven receives gross proceeds of at least $131.6 million or $75 million, respectively.

Critical Accounting Policies and Estimates

This management’s discussion and analysis is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these unaudited condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reported periods. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, and experience. The effects of material revisions in estimates, if any, will be reflected in the unaudited condensed consolidated financial statements prospectively from the date of change in estimates. During the three and nine months ended September 30, 2022, there were no material changes to our critical accounting policies from those described in our audited consolidated financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC on March 15, 2022.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of September 30, 2022, we had cash, cash equivalents and investments of $56.3 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

We are not currently exposed to significant market risk related to changes in foreign currency exchange rates; however, we have contracted with and may continue to contract with foreign vendors that are located in Europe and Asia, who we may pay in local currency. Our operations may be subject to fluctuations in foreign currency exchange rates in the future.

Item 4. Controls and Procedures.

Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Risks Related to the Strategic Transactions

Risks Related to the Asset Sale

There can be no guarantees that the Asset Sale will be completed. Failure to complete, or unexpected delays in completing, the Asset Sale or any termination of the Asset Purchase Agreement could have an adverse effect on our financial condition and results of operations.

On September 6, 2022, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Cardurion Pharmaceuticals, Inc., or Cardurion, providing for the sale of tovinontrine (IMR-687) and all of our assets related to our PDE9 program, or the Asset Sale. The completion of the Asset Sale is subject to a number of conditions, including the approval of the Asset Sale by our stockholders, which make the completion and timing of the Asset Sale uncertain. The failure to satisfy all of the required conditions could delay the completion of the Asset Sale for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Asset Sale will be satisfied or waived or that the Asset Sale will be completed.

In addition, either we or Cardurion may terminate the Asset Purchase Agreement under certain circumstances, including if the Asset Sale is not completed by the outside date. In certain circumstances, upon termination of the asset purchase agreement, we would be required to pay a termination fee of $1,500,000 to Cardurion.

If the Asset Sale is not completed, we may be adversely affected and, without realizing any of the benefits of having completed the Asset Sale, will be subject to a number of risks, including the following:

•

the Asset Sale is a condition to the closing of the Merger with Enliven pursuant to the terms of the Merger Agreement, and if this condition to closing is not satisfied or waived, we may not be able to complete the Merger;

•

if the Asset Purchase Agreement is terminated and our board of directors seeks another strategic transaction, our stockholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Cardurion has agreed to in the Asset Purchase Agreement, if at all;

•	the trading price of our common stock could decline;
•

our ability to consummate any other strategic transaction separate from the Asset Sale or the Merger may be adversely affected and our board of directors may decide to pursue a dissolution and liquidation;

•	time and resources, financial and otherwise, committed by our management to matters relating to the Asset Sale could otherwise have been devoted to pursuing other beneficial opportunities;
•	we may experience negative reactions from the financial markets; and
•	we will generally be required to pay our expenses relating to the Asset Sale, such as legal, accounting and financial advisory fees, whether or not the Asset Sale is completed.

In addition, if the Asset Sale is not completed, we could be subject to litigation related to any failure to complete the Asset Sale or related to any enforcement proceeding commenced against us to perform our obligations under the Asset Purchase Agreement. Any of these risks could materially and adversely impact our business, financial condition, results of operations and the trading price of shares of our common stock.

Similarly, delays in the completion of the Asset Sale could, among other things, delay or prevent the closing of the Merger, result in additional transaction costs or other negative effects associated with delay and uncertainty about completion of the Asset Sale and could materially and adversely impact our business, financial condition, results of operations and the trading price of shares of our common stock.

The amount of consideration we will receive in the Asset Sale is subject to various risks and uncertainties.

In connection with the Asset Sale, Cardurion will assume certain liabilities with respect to the assets being acquired by Cardurion and pay to us (in addition to the upfront cash payment of $34,750,000 upon closing of the asset sale and $250,000 previously paid by Cardurion to us upon execution of a non-binding term sheet):

•	a $10,000,000 potential future payment that may become payable if Cardurion achieves a proof of concept milestone or other specified clinical milestones; and
•	a $50,000,000 potential future payment that may become payable if Cardurion achieves specified regulatory and/or commercial milestone events

The consideration described above is subject to various risks and uncertainties. Whether the milestones will be achieved is subject to various risks and uncertainties, many of which are outside of the control of the parties, including adverse clinical developments.

Finally, the parties cannot predict what success, if any, Cardurion may have with respect to regulatory and sales milestones and, therefore there can be no guarantee that either of the milestones above will be achieved or that the milestone payments will ever be paid.

The Asset Purchase Agreement limits our ability to pursue alternatives to the Asset Sale.

The Asset Purchase Agreement contains provisions that make it substantially more difficult for us to sell the purchased assets to a party other than Cardurion. Specifically, we agreed not to solicit any acquisition proposals until the date of closing or the proper termination of the Asset Purchase Agreement except that, subject to our obligation to pay Cardurion a termination fee of $1,500,000, at any time prior to obtaining stockholder approval of the Asset Sale, in response to a superior proposal or certain other intervening events, our board of directors may, among other actions, withdraw or materially modify its recommendation contained in the proxy statement related to the approval of the Asset Sale or recommend the approval of an alternative acquisition proposal, if our board of directors concludes in good faith (after consultation with outside legal and financial advisors) that the failure to take such action would reasonably be expected to be inconsistent with the our board of directors’ fiduciary duties under applicable law. In addition, the Asset Purchase Agreement does not contain a right for us to terminate the Asset Purchase Agreement in response to an intervening event or a superior proposal.

The failure to consummate the Asset Sale may materially and adversely affect our business, financial condition and results of operations.

Cardurion’s obligation to close the Asset Sale is subject to a number of conditions, including our stockholders’ approval of the Asset Sale. We cannot control some of these conditions and we cannot assure you that they will be satisfied or that Cardurion will waive any that are not satisfied. If the Asset Sale is not consummated, we may be subject to a number of risks, including the following:

•	we may not be able to consummate the Merger with Enliven pursuant to the terms of the Merger Agreement;
•

we may not be able to identify an alternate transaction, or if an alternate transaction is identified, such alternate transaction may not result in an equivalent price to what is proposed in the Asset Sale;

•	the trading price of our common stock may decline to the extent that the then current market price reflects a market assumption that the Asset Sale will be consummated; and
•	our relationships with our customers, suppliers and employees may be damaged beyond repair and the value of our assets will likely significantly decline.

The occurrence of any of these events individually or in combination will likely materially and adversely affect our business, financial condition and results of operations, cause the market value of our common stock to significantly decline or become worthless and force us to file for bankruptcy protection, liquidate and windup our operations.

The failure to consummate the Asset Sale by the prescribed deadline will likely result in the Asset Sale being abandoned.

Either we or Cardurion may terminate the Asset Purchase Agreement without penalty if (i) our stockholders do not approve the Asset Sale or (ii) if the Asset Sale is otherwise not completed by a specified date (unless such deadline is missed due to the failure by the party seeking termination to fulfill a material obligation under the Asset Purchase Agreement). In the event the Asset Purchase Agreement is terminated, the potential adverse effects from failing to consummate the Asset Sale discussed above would be implicated.

Our executive officers and directors may have interests in the Asset Sale other than, or in addition to, the interests of our stockholders generally.

Members of our board of directors and our executive officers may have interests in the Asset Sale that are different from, or are in addition to, the interests of our stockholders generally. Our board of directors was aware of these interests and considered them, among other matters, in approving the Asset Purchase Agreement.

We may be subject to securities litigation, which is expensive and could divert our attention.

We may be subject to securities class action litigation in connection with the Asset Sale. Securities litigation against us could result in substantial costs and divert our management’s attention from closing the Asset Sale, which could harm our business and increase our expenses.

Risks Related to the Proposed Merger and Retention of Key Employees

The Merger with Enliven may not be consummated or may not deliver the anticipated benefits we expect.

In April 2022, we announced that we were discontinuing the development of tovinontrine and undertook a strategic review process, which was intended to result in an actionable plan that leverages our assets, capital and capabilities to maximize stockholder value. The strategic review process involved evaluating strategic alternatives and identifying and reviewing potential candidates for a strategic acquisition or other transaction.

On October 13, 2022, we entered into the Merger Agreement with Enliven and Merger Sub, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Enliven, with Enliven continuing as a wholly owned subsidiary of IMARA and the surviving corporation of the merger, which we refer to as the Merger.  If the Merger is completed, the business of Enliven will continue as the business of the combined organization.  The former Enliven securityholders immediately before the Merger, including those purchasing shares in the Enliven pre-closing financing, are expected to own approximately 84% of the aggregate number of shares of the combined company following the Merger, and our securityholders immediately before the Merger are expected to own approximately 16% of the aggregate number of shares of the combined company following the Merger, subject to certain assumptions

The closing of the sale of tovinontrine and all other assets of ours related to our PDE9 program, which we refer to as the Asset Sale, pursuant to the terms of the Asset Purchase Agreement, dated September 6, 2022, between us and Cardurion, is a condition to Enliven’s obligations to close the Merger.

We are devoting substantially all of our time and resources to consummating the closing of the Merger; however, there can be no assurance that such activities will result in the consummation of the Merger or that such transaction will deliver the anticipated benefits or enhance stockholder value.  Any delay in completing the proposed Merger may materially and adversely affect the timing and benefits that are expected to be achieved from the proposed Merger.

Certain provisions of the Merger Agreement may discourage third parties from submitting alternative acquisition proposals, including proposals that may be superior to the arrangements contemplated by the Merger Agreement.

The terms of the Merger Agreement prohibit each party from soliciting or engaging in discussions with third parties regarding alternative acquisition proposals, except in limited circumstances when such party’s board of directors determines in good faith after consultation with outside legal counsel that an unsolicited acquisition proposal constitutes or could reasonably be expected to lead to a superior proposal and that failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law. In addition, if the Merger Agreement is terminated by us or Enliven under certain circumstances, including because of a decision of our board of directors to accept a superior proposal, we would be required to pay Enliven a termination fee of $3.0 million. This termination fee may discourage third parties from submitting alternative takeover proposals to us or our stockholders, and may cause our board of directors to be less inclined to recommend an alternative proposal.

The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects.

The announcement and pendency of the Merger, whether or not consummated, may adversely affect the trading price of our common stock and our business prospects. In the event that the Merger is not completed, the announcement of the termination of the Merger Agreement may also adversely affect the trading price of our common stock and our business prospects.

Failure to consummate the Merger may result in us paying a termination fee to Enliven and could harm our common stock price and our future business and operations.

The Merger will not be consummated if the conditions precedent to the consummation of the transaction are not satisfied or waived, or if the Merger Agreement is terminated in accordance with its terms. If the Merger is not consummated, we are subject to the following risks:

•	if the Merger Agreement is terminated under certain circumstances, we will be required to pay Enliven a termination fee of $3.0 million; and
•	the price of our common stock may decline and remain volatile.

If the Merger does not close for any reason, our board of directors may elect to, among other things, attempt to complete another strategic transaction, attempt to sell or otherwise dispose of our various assets, dissolve or liquidate our assets or seek to continue to operate our business. If we seek another strategic transaction or attempt to sell or otherwise dispose of our remaining assets, there is no assurance that we will be able to do so, that the terms would be equal to or superior to the terms of the Merger or as to the timing of such transaction. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurance as to the amount or timing of available cash left to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

If we were to seek to continue our business, we would need to determine whether to acquire one or more other product candidates. We would also need to raise funds to support continued operations and re-assess our workforce requirements in consideration of our reduced workforce.

The exchange ratio set forth in the Merger Agreement is not adjustable based on the market price of our common stock, so the merger consideration at the closing of the Merger may have a greater or lesser value than at the time the Merger Agreement was signed.

The Merger Agreement has set the exchange ratio for Enliven capital stock being converted into our common stock, and the exchange ratio is based on the outstanding capital stock of Enliven and our outstanding common stock, in each case immediately prior to the closing of the Merger. Applying the exchange ratio formula in the Merger Agreement, our pre-Merger stockholders will own approximately 16% of the combined company and pre-Merger Enliven stockholders (including those purchasing Enliven shares in the Financing Transaction) will own approximately 84% of the combined company on a pro forma basis, based on the number of shares of our common stock expected to be issued in connection with the Merger. Under certain circumstances further described in the Merger Agreement, however, these ownership percentages may be adjusted upward or downward based on our cash level at the closing of the Merger, and as a result, either our stockholders or the Enliven stockholders could own less of the combined company than expected.

Any changes in the market price of our common stock before the completion of the Merger will not affect the number of shares of our common stock issuable to Enliven’s stockholders pursuant to the Merger Agreement. Therefore, if before the completion of the Merger the market price of our common stock declines from the market price on the date of the Merger Agreement, then Enliven’s stockholders could receive merger consideration with substantially lower value than the value of such merger consideration on the date of the Merger Agreement. Similarly, if before the completion of the Merger the market price of our common stock increases from the market price of our common stock on the date of the Merger Agreement, then Enliven’s stockholders could receive merger consideration with substantially greater value than the value of such merger consideration on the date of the Merger Agreement. The Merger Agreement does not include a price-based termination right.

If the Merger is not consummated, we may be unable to retain the services of key remaining members of our management team and, as a result, may be unable to seek or consummate another strategic transaction, properly dissolve and liquidate our assets or continue our business.

If we do not successfully consummate the transaction with Enliven, our board of directors may dissolve or liquidate our assets to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such transaction or liquidation.

If the Merger does not close for any reason, our board of directors may elect to, among other things, dissolve or liquidate our assets, which may include seeking protection from creditors in a bankruptcy proceeding. If we decide to dissolve and liquidate our assets, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims, and there can be no assurances as to the amount or timing of available cash left to distribute to stockholders after paying our debts and other obligations and setting aside funds for reserves.

In the event of a dissolution and liquidation, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations in preparation for the consummation of the Merger. Further, the Merger Agreement contains certain termination rights for each party, and provides that, upon termination under specified circumstances, we may be required to pay Enliven a termination fee of $3.0 million, which would further decrease our available cash resources. If our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include (i) regulatory and clinical obligations remaining under our clinical trials; (ii) obligations under our employment, separation and retention agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of us; and (iii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of us. If a dissolution and liquidation were pursued, our board of directors, in consultation with our advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of our liquidation, dissolution or winding up.

Lawsuits may be filed against us and the members of our board of directors arising out of the proposed Merger, which may delay or prevent the proposed Merger.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our board of directors, Enliven, Enliven’s board of directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our board of directors, Enliven, or Enliven’s board of directors could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business and otherwise adversely affect our financial condition.

Certain of our officers and directors may have interests in the proposed Merger that are different from, or in conflict with or in addition to, those of our stockholders generally.

Certain officers and directors of ours may have interests in the proposed Merger that are different from the interests of our stockholders generally, including potentially, among others, the continued service as a director of the combined company, the acceleration of stock option vesting, and continued indemnification.

The closing of the Merger may also result in the acceleration of vesting of options to purchase shares of our common stock held by our executive officers and directors, whether or not there is a covered termination of such officer's employment. In addition, certain of our current directors and executive officers are expected to become directors of the surviving company upon the closing of the Merger, and all of our directors and executive officers are entitled to certain indemnification and liability insurance coverage pursuant to the terms of the Merger Agreement. These interests, among others, may influence our officers and directors and cause them to view the Merger differently from how our stockholders generally may view it.

As a result of our decision to discontinue further investment in tovinontrine and the reductions in our workforce, we have only six full-time employees remaining as of the date of this filing. If we are unable to retain certain of our remaining employees, our ability to consummate the planned Merger may be delayed or seriously jeopardized.

In April 2022, we announced workforce reductions, and current headcount has been reduced to six full-time employees as of the date of this filing. Our cash conservation activities may yield unintended consequences, such as attrition beyond the planned workforce reductions and reduced employee morale, which may cause the remaining employees to seek alternate employment. Competition among biotechnology companies for qualified employees is intense, and the ability to retain the remaining employees is critical to our ability to effectively manage our business and to consummate the planned Merger. Additional attrition could have a material adverse effect on our business and ability to consummate the Merger. In addition, as a result of the reduction in our workforce, we face an increased risk of employment litigation.

Our stockholders potentially may not receive any payment on the contingent value rights and the contingent value rights may otherwise expire valueless.

The Merger Agreement contemplates that, at or prior to the effective time of the Merger, we will enter into a Contingent Value Rights Agreement, or the CVR Agreement, with a rights agent pursuant to which each of our stockholders of record immediately prior to the Merger will receive one contingent value right, or a CVR, for each outstanding share of our common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive payments upon the occurrence of certain events related to the Asset Sale or a potential sale or license involving IMR-261, in each case as set forth in, and subject to and in accordance with the terms and conditions of, the CVR Agreement.  The right of our stockholders to derive any value from the CVRs will be contingent solely upon the disposition of such assets within the time periods specified in the CVR Agreement.

We may not be able to achieve successful results from the disposition of such assets as described above.  If this is not achieved for any reason within the time periods specified in the CVR Agreement, no payments will be made under the CVRs, and the CVRs will expire valueless.

Risks Related to Our Business

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant losses since our inception.  We expect to incur operating losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $51.4 million for the year ended December 31, 2021 and $26.1 million for the nine months ended September 30, 2022. As of September 30, 2022, we had an accumulated deficit of $173.6 million. To date, we have financed our operations primarily through the sale of common stock and the sale of convertible preferred stock. We have historically devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of tovinontrine.

In April 2022, we made the decision to discontinue development of tovinontrine and are not currently developing product candidates. We may never generate revenues that are significant enough to achieve profitability. We are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability.

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

If the Merger is not completed, we will reconsider our strategic alternatives, including dissolving and liquidating our assets, pursuing another strategic transaction, or operating our business. Our future capital requirements depend on many factors, and adequate additional financing may not be available to us on acceptable terms, or at all.

We expect to devote significant time and resources to the completion of the Asset Sale and the Merger.  However, there can be no assurances that such activities will result in the completion of the Asset Sale or the Merger. If either the Asset Sale or the Merger is not completed, we will reconsider our strategic alternatives. We consider one of the following courses of action to be the most likely alternatives if the Asset Sale or the Merger is not completed:

•

Dissolve and liquidate our assets. If, for any reason, the Asset Sale or the Merger does not close, our board of directors may conclude that it is in the best interest of stockholders to dissolve the company and liquidate our assets. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

•	Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction in order to attempt another strategic transaction like the Asset Sale or the Merger.
•	Operate our business. Although less likely than the alternatives above, our board of directors may elect to seek new product candidates for development.

If our board of directors elects to seek new product candidates for development, we expect that we would incur significant research and development expenses. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate any such future research and development programs or commercialization efforts and/or we could be forced to revise or abandon our current business strategy.

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

In April 2021, we entered into a sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under a shelf registration statement on Form S-3.  As of September 30, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement to the extent we are then subject to restrictions on our ability to utilize the Form S-3 shelf registration statement to sell more than one-third of the market value of our public float, meaning the aggregate market value of voting and non-voting common stock held by non-affiliates, in any trailing 12-month period. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

As of September 30, 2022, we had cash, cash equivalents and investments of $56.3 million. Our future capital requirements will depend on many factors, including:

•	whether we complete the Merger with Enliven and, if the Merger is completed, the capital requirements of the combined company;
•	whether we realize the anticipated cost savings in connection with our April 2022 workforce reduction;
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

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Each of our announcements regarding the termination of development of tovinontrine and the related workforce reduction, the signing of the Asset Purchase Agreement, and the signing of the Merger Agreement are likely to further increase the variability of our operating results in the coming quarters as compared to prior quarters.   Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past, including as a result of our public offering of shares of common stock in July 2021, and may experience such ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control) and as a result of the Merger, if completed. As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Our business and operations have been and may continue to be adversely affected by the COVID-19 pandemic, as may the operations of our third-party service providers.

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

As discussed above, if the Merger and Asset Sale are not completed, we will reconsider our strategic alternatives, including dissolving and liquidating our assets, pursuing another strategic transaction, or operating our business.  Although less likely than the other alternatives, if our board of directors elects to seek new product candidates for development, we will face the risks related to discovery, development and commercialization of our product candidates set forth in this section, in addition to other risks described in this Risk Factors section.

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

We are not currently party to any sales, marketing, distribution, development, licensing or broader collaboration arrangements. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may develop. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

In connection with any future product development efforts, we may decide to collaborate with pharmaceutical or biotechnology companies for the development and potential commercialization of those product candidates. We face significant competition in seeking appropriate collaborators, and a number of more established companies may also be pursuing strategies to license or acquire third-party intellectual property rights that we consider attractive. These established companies may have a competitive advantage over us due to their size, financial resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. Whether we reach a definitive agreement for a collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge, and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such a collaboration could be more attractive than the one with us for our product candidate. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical and biotechnology companies that have resulted in a reduced number of potential future collaborators.

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

Moreover, we or our licensors may be subject to a third-party pre-issuance submission of prior art to the United States Patent and Trademark Office, or USPTO, or become involved in opposition, derivation, revocation, reexamination, inter partes review, post-grant review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize drugs without infringing third-party patent rights. If the breadth or strength of protection provided by our patents and patent applications is threatened, regardless of the outcome, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates.

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

Separately, in response to the COVID-19 pandemic, a number of companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. As of May 26, 2021, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. However, the FDA may not be able to continue its current pace and review timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID-19 pandemic and travel restrictions, the FDA is unable to complete such required inspections during the review period. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities.

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

As of October 5, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 51.1% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any September 30 before that time or if we have annual gross revenues of $1.253 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

We received aggregate net proceeds from the IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. None of the underwriting discounts and commissions or offering expenses were paid directly or indirectly to any directors or officers of ours or their associates or to persons owning 10% or more of any class of equity securities or to any affiliates of ours. We have used approximately $72.9 million of the net proceeds from the IPO as of September 30, 2022. We have invested the unused net proceeds from the offering in money market accounts.

Item 6. Exhibits.

Exhibit Number	Description

2.1†

Asset Purchase Agreement, dated September 6, 2022, between the Registrant and Cardurion Pharmaceuticals, Inc. (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022).

2.2

Agreement and Plan of Merger, dated as of October 13, 2022, by and among the Registrant, Iguana Merger Sub, Inc. and Enliven Therapeutics, Inc. (incorporated by reference as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2022).

10.1#

Amendment to Retention Agreement, dated as of May 5, 2022, by and between the Registrant and Rahul D. Ballal, Ph.D. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022).

10.2#

Amendment to Amended and Restated Retention Agreement, dated as of May 18, 2022, by and between the Registrant and Michael P. Gray (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022).

10.3

Second Amendment and Termination of Office Lease Agreement, effective July 25, 2022, by and between the Registrant and Columbia REIT – 116 Huntington, LLC (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 29, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, has been formatted in Inline XBRL

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.

†     Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMARA Inc.

Date: October 25, 2022	By:	/s/ Rahul D. Ballal, Ph.D.
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer, Director (Principal Executive Officer)

Date: October 25, 2022	By:	/s/ Michael P. Gray
Michael P. Gray
Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)