Form 10-K
period 2022-12-31
IMARA Inc.
filed 2023-02-10
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39247

IMARA INC.

(Exact name of Registrant as specified in its charter)

Delaware	81-1523849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
309 Beacon Street, Suite 300, Office 341 Brookline, Massachusetts	02446
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (617) 927-9989

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	IMRA	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2022 was $20,818,052.

The number of shares of Registrant’s Common Stock outstanding as of February 6, 2023 was 26,233,901.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, which the registrant intends to file with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the registrant’s fiscal year ended December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	anticipated cost savings in connection with our discontinuation of tovinontrine (IMR-687), IMR-261 and our April 2022 workforce reduction;
•	the impact of the ongoing COVID-19 pandemic and our response to it;
•	our estimates regarding expenses, future revenue, timing of any future revenue, capital requirements and need for additional financing if we decide to pursue any future product development efforts;
•	if we decide to pursue any future product development efforts, our plans to develop and, if approved, subsequently commercialize any product candidates;
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

RISK FACTOR SUMMARY

Our business is subject to a number of risks that if realized could materially affect our business, financial condition, results of operations, cash flows and access to liquidity. These risks are discussed more fully in Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K. Our principal risks include the following:

•	The Merger with Enliven may not be consummated or may not deliver the anticipated benefits we expect;
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

•	Our decision to discontinue research and development activities and the related reduction in our workforce may not result in the anticipated savings and could disrupt our business
•	We have incurred significant losses since our inception, and we expect to incur losses over the next several years.
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

PART I

Item 1. Business.

Summary

We are a biopharmaceutical company that has been dedicated to developing and commercializing novel therapeutics to treat patients suffering from serious diseases.

On October 13, 2022, we, Iguana Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or the Merger Sub, and Enliven Therapeutics, Inc., a Delaware corporation, or Enliven, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other things, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Enliven, with Enliven continuing as our wholly owned subsidiary and the surviving corporation of the Merger, which transaction is referred to herein as the Merger. If the Merger is completed, the business of Enliven will continue as the business of the combined company.

We expect to devote significant time and resources to the completion of the Merger. However, there can be no assurances that such activities will result in the completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value.  If the Merger is not completed, we will reconsider our strategic alternatives. We consider one of the following courses of action to be the most likely alternatives if the Merger is not completed:

•

Dissolve and liquidate our assets. If, for any reason, the Merger does not close, our board of directors may conclude that it is in the best interest of stockholders to dissolve the company and liquidate our assets. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

•	Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction in order to attempt another strategic transaction like the Merger.
•	Operate our business. Our board of directors may elect to seek new product candidates for development.

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

Subject to the terms and conditions of, and the calculation of the Exchange Ratio pursuant to, the Merger Agreement, it is currently anticipated that upon the closing of the Merger, our pre-Merger stockholders will own approximately 16% of the combined company and pre-Merger Enliven stockholders (including those purchasing Enliven shares in the Financing Transaction) will own approximately 84.1% of the combined company on a pro forma basis, based on the number of shares of our common stock expected to be issued in connection with the Merger.

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

In connection with the Merger, we will seek the approval of our stockholders at a special meeting expected to be held on February 22, 2023 to, among other things, (a) issue the shares of our common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC, or Nasdaq, pursuant to the terms of the Merger Agreement, or the

Required Voting Proposal, (b) amend our certificate of incorporation to (i) increase the number of authorized shares of our common stock from 200,000,000 shares to 400,000,000 shares and (ii) effect a reverse split of our common stock, at a ratio of not less than 1-for-3 and not more than 1-for-7 and to be determined prior to the Effective Time in accordance with the Merger Agreement, or the Reverse Stock Split, which is intended to ensure that Nasdaq listing requirements are satisfied and (c) amend certain terms of our equity incentive plans as described in the Merger Agreement.

Each of us and Enliven have agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of our respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of our respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) us using reasonable best efforts to maintain the existing listing of our common stock on Nasdaq and causing the shares of our common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger, (5) us filing with the U.S. Securities and Exchange Commission, or the SEC, and causing to become effective a registration statement to register the shares of our common stock to be issued in connection with the Merger, or the Registration Statement, and (6) each of us and Enliven filing a pre-merger notification requirement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act.

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by our stockholders of the Required Voting Proposal, (2) approval by the Enliven stockholders of the adoption of the Merger Agreement, (3) Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the Merger, (4) the effectiveness of the Registration Statement, (5) our net cash as determined in accordance with the Merger Agreement being between $75 million and $95 million, (6) the waiting period under the HSR Act having expired or been terminated and (7) our closing of the previously announced Asset Sale.  The closing condition set forth in clause (2) above was satisfied on January 25, 2023, when the Enliven stockholders approved adoption of the Merger Agreement.  The closing condition set forth in clause (4) above was satisfied when the Registration Statement was declared effective by the SEC on January 23, 2023.  The closing condition set forth in clause (6) above was satisfied on November 28, 2022, when the waiting period under the HSR Act expired without extension or a request for additional information or documentary material.  The closing condition set forth in clause (7) above was satisfied on November 10, 2022, when the Asset Sale was completed.

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

Concurrently with the execution and delivery of the Merger Agreement, Enliven entered into a common stock purchase agreement, or the Purchase Agreement, with certain new and existing Enliven investors, pursuant to which Enliven agreed to issue and sell to such investors, and such investors agreed to purchase from Enliven, shares of Enliven common stock for an aggregate purchase price of approximately $164.5 million, or the Financing Transaction. The closing of the Financing Transaction is conditioned on the satisfaction or waiver of the closing conditions to the Merger as set forth in the Merger Agreement and other customary closing conditions, and is expected to occur immediately prior to the closing of the Merger, in accordance with the terms of the Purchase Agreement. The shares of Enliven common stock to be issued in connection with the Financing Transaction will be converted into the right to receive a number of shares of our common stock in the Merger in accordance with the Exchange Ratio, or the Converted Financing Stock (subject to the payment of cash in lieu of fractional shares and after giving effect to the Reverse Stock Split).

At or prior to the Effective Time, we will enter into a Contingent Value Rights Agreement, or the CVR Agreement, with a rights agent, or the Rights Agent, pursuant to which our pre-Merger common stockholders will receive one contingent value right (each, a CVR) for each outstanding share of our common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive payments upon the occurrence of certain events related to the Asset Sale, subject to and in accordance with the terms and conditions of, the CVR Agreement.

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

Asset Purchase Agreement

On September 6, 2022, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Cardurion Pharmaceuticals, Inc., or Cardurion, providing for the sale of tovinontrine (IMR-687) and all of our other assets related to our PDE9 program, or the Asset Sale. Pursuant to the terms of the Asset Purchase Agreement, we agreed to sell tovinontrine and all of our other assets related to our PDE9 program to Cardurion. As consideration for the Asset Sale, in addition to $250,000 previously paid by Cardurion to us upon execution of a non-binding term sheet, the aggregate purchase price consisted of an upfront cash payment of $34,750,000 upon closing of the transaction and a $10,000,000 potential future payment that may become payable if Cardurion achieves a proof of concept milestone or other specified clinical milestones and a $50,000,000 potential future payment that may become payable if Cardurion achieves specified regulatory and/or commercial milestone events, in each case as described in the Asset Purchase Agreement and subject to the terms of the Asset Purchase Agreement.

The Asset Purchase Agreement contains certain customary representations, warranties and covenants. The Asset Purchase Agreement also contains customary indemnification provisions pursuant to which the parties agree to indemnify each other for certain matters, including, among other things, breaches of certain representations, warranties and covenants in connection with the Asset Sale. At a special meeting of our stockholders held on November 9, 2022, our stockholders voted to approve the Asset Sale. On November 10, 2022, we announced the closing of the Asset Sale.

Business and Programs

Prior to the April 2022 discontinuation of our clinical programs, our business focused on developing and commercializing novel therapeutics to treat patients suffering from rare inherited genetic disorders of hemoglobin, known as hemoglobinopathies, and other serious diseases. Our pipeline was built around tovinontrine, an inhibitor of phosphodiesterase-9, or PDE9. We were evaluating tovinontrine in a Phase 2b clinical trial for the treatment of SCD and ß-thalassemia and had previously announced expectations to evaluate tovinontrine in HFpEF. We had also previously been advancing IMR-261, an activator of nuclear factor erythroid 2–related factor 2, or Nrf2.

Product Candidates

Tovinontrine (IMR-687)

Tovinontrine is a small molecule inhibitor of PDE9 that was sold to Cardurion as part of the Asset Sale.

SCD Program

We conducted the Ardent Phase 2b clinical trial of tovinontrine, a randomized, double-blind, placebo-controlled trial in approximately 115 adult patients with SCD. The Ardent trial followed completion of our Phase 2a clinical trial of tovinontrine in SCD, which demonstrated a well-tolerated safety profile for tovinontrine and potential benefits from tovinontrine with respect to vaso-occlusive crises, or VOCs. In April 2022, we announced the results from interim analyses of the Ardent clinical trial which showed no significant difference in median annualized rate of VOCs in the high-dose tovinontrine group versus placebo in an intent-to-treat population. In addition, no meaningful difference was observed in fetal hemoglobin, or HbF, response in either the high or low dose tovinontrine groups as compared to placebo. Based on the data generated by this interim analysis, we decided to discontinue the Ardent trial as well as the further development of tovinontrine in SCD.

ß-thalassemia Program

We also conducted the Forte Phase 2b clinical trial of tovinontrine, a randomized, double-blind, placebo-controlled trial in approximately 120 patients with ß-thalassemia. In November 2021, we presented data from a pre-specified interim analysis from the Forte trial in patients with transfusion-dependent thalassemia. This initial interim analysis data demonstrated a well-tolerated safety profile for tovinontrine and a trend for reduced transfusion burden in the higher dose cohort. In April 2022, we announced the results from a second interim analysis of the Forte clinical trial that demonstrated no meaningful benefit in transfusion burden or improvement in most disease-related biomarker from treatment with tovinontrine. Based on the data generated by this interim analysis, we decided to discontinue the Forte trial as well as the further development of tovinontrine in ß-thalassemia.

HFpEF Program

We previously announced our expectation to dose the first patient in the SP9IN Phase 2 clinical trial of tovinontrine in HFpEF in the second quarter of 2022. The SP9IN trial was expected to be a randomized, placebo-controlled trial of approximately 170 patients 45 years of age or older with enriched PDE9 expression and persistent symptoms of HFpEF. In April 2022, we decided not to pursue development of tovinontrine in HFpEF and instead to explore strategic options.

IMR-261

We previously commenced research activities for IMR-261 (formerly CXA-10), an activator of Nrf2. In preclinical models of SCD, IMR-261 was observed to activate expression of HbF and reduce VOCs. Furthermore, in a preclinical model of ß-thalassemia, IMR-261 was observed to increase hemoglobin and enhance red blood cell maturation. We had initiated work on drug product manufacturing for IMR-261 as we explored potential clinical development paths in hemoglobinopathies, iron disorders and potentially other areas. In April 2022, we decided to discontinue our development plans with respect to IMR-261 and instead to explore strategic options. As part of our review of strategic options to maximize stockholder value, on November 21, 2022, we provided notice of termination for our two existing license agreements related to IMR-261. The termination of each agreement will be effective on February 16, 2023. We also decided to discontinue prosecution of intellectual property related to IMR-261.

Sales and Marketing

We are not currently conducting sales and marketing efforts with respect to any of our previous programs and our plans for future sales and marketing are dependent on the results of our ongoing strategic evaluation.

Research and Development

We are not currently conducting research and development of any of our previous programs and our plans for future research and development are dependent on the results of our ongoing strategic evaluation.

Intellectual Property

When applicable to our development programs, we strive to protect and enhance the proprietary technology, inventions and improvements that are commercially important to the development of our business, including by seeking, maintaining and defending patent rights, whether developed internally or licensed from third parties. We also rely on trade secrets, know-how, continuing technological innovation and in-licensing opportunities to develop, strengthen and maintain our proprietary position in our field.

Our future commercial success may depend, in part, on our ability to: obtain and maintain patent and other proprietary protection for commercially important technology, inventions and know-how related to our business; defend and enforce our intellectual property rights, in particular our patent rights; preserve the confidentiality of our trade secrets; and operate without infringing, misappropriating or violating the valid and enforceable patents and proprietary rights of third parties. Our ability to stop third parties from making, using, selling, offering to sell or importing any products that we develop may depend on the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The patent positions of biopharmaceutical companies like ours are generally uncertain and can involve complex legal, scientific and factual issues. We cannot predict whether the patent applications we may pursue will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. We also cannot ensure that patents will issue with respect to any patent applications that we or our licensors may file in the future, nor can we ensure that any of our owned or licensed patents or future patents will be commercially useful in protecting our product candidates and methods of manufacturing the same. In addition, the coverage claimed in a patent application may be significantly reduced before a patent is issued, and its scope can be reinterpreted and even challenged after issuance. As a result, we cannot guarantee that any products we develop will be protected or remain protectable by enforceable patents. Moreover, any patents that we hold may be challenged, circumvented or invalidated by third parties. See “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

We generally file patent applications directed to our key programs in an effort to secure our intellectual property positions vis-a-vis these programs. Prosecution is a lengthy process, during which the scope of the claims initially submitted for examination by the U.S. Patent and Trademark Office may be significantly narrowed before issuance, if issued at all.

In connection with the Asset Sale, our exclusive license agreement, or the Lundbeck Agreement, with H. Lundbeck A/S, or Lundbeck, and all other intellectual property owned by us that related to tovinontrine was assigned to Cardurion. As a result, as of November 10, 2022, we no longer hold a license to the intellectual property that is the subject of the Lundbeck Agreement or own any other intellectual property related to tovinontrine.

As part of our review of strategic options to maximize stockholder value, on November 21, 2022, we provided notice of termination for our two existing license agreements related to IMR-261. The termination of each agreement will be effective on February 16, 2023. We also decided to discontinue prosecution of intellectual property related to IMR-261.

The term of individual patents depends upon the legal term of the patents in the countries in which they are obtained. In most countries in which we file, the patent term is 20 years from the earliest date of filing a non-provisional patent application. In the United States, the term of a patent covering a U.S. Food and Drug Administration, or FDA, approved drug may, in certain cases, be eligible for a patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 as compensation for the loss of patent term during the FDA regulatory review process. The period of extension may be up to five years, but cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval. Only one patent among those eligible for an extension and only those claims covering the approved drug, a method for using it, or a method for manufacturing it may be extended. Similar provisions are available in Europe and in certain other jurisdictions to extend the term of a patent that covers an approved drug. If our use of drug candidates or the drug candidate itself receive FDA approval, we intend to apply for patent term extensions, if available, to extend the term of patents that cover the approved use or drug candidate. We also intend to seek patent term extensions in any jurisdictions where available, however, there is no guarantee that the applicable authorities, including the FDA, will agree with our assessment of whether such extensions should be granted, and even if granted, the length of such extensions.

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

Government Regulation and Product Approvals

Government authorities in the United States at the federal, state and local level, and in other countries and jurisdictions, such as the European Union, or EU, extensively regulate, among other things, the research, development, testing, manufacture, pricing, quality control, approval, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, and import and export of biopharmaceutical products. The processes for obtaining marketing approvals in the United States and in foreign countries and jurisdictions, along with compliance with applicable statutes and regulations and other regulatory authorities, require the expenditure of substantial time and financial resources. While we are not currently developing any product candidates and do not have any products approved for sale, if we decide to pursue any future product development efforts, we would be subject to such government regulation.

Employees and Human Capital Resources

As of December 31, 2022, we had six full-time employees, including one employee with a Ph.D. degree. None of our employees are engaged in research and development or are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were incorporated under the laws of the State of Delaware on January 26, 2016. Our principal executive offices are located at 1309 Beacon Street, Suite 300, Office 341, Brookline, MA 02446 and our telephone number is 617-927-9989. Our website address is www.imaratx.com. Our website and the information contained on, or that can be accessed through, our website will not be deemed to be incorporated by reference in, and are not considered part of, this Annual Report on Form 10-K.

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

On October 13, 2022, we, Iguana Merger Sub, Inc., a Delaware corporation and our wholly-owned subsidiary, or the Merger Sub, and Enliven Therapeutics, Inc., a Delaware corporation, or Enliven, entered into an Agreement and Plan of Merger, or the Merger Agreement, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Enliven, with Enliven continuing as our wholly owned subsidiary and the surviving corporation of the merger, or Merger.  The former Enliven securityholders immediately before the Merger, including those purchasing shares in the Enliven pre-closing financing, are expected to own approximately 84.1% of the aggregate number of shares of the combined company following the Merger, and our securityholders immediately before the Merger are expected to own approximately 15.9% of the aggregate number of shares of the combined company following the Merger, subject to certain assumptions

We are devoting substantially all of our time and resources to consummating the closing of the Merger; however, there can be no assurance that such activities will result in the consummation of the Merger or that such transaction will deliver the anticipated benefits or enhance stockholder value.  Any delay in completing the proposed Merger may materially and adversely affect the timing and benefits that are expected to be achieved from the proposed Merger.

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

The Merger Agreement has set the exchange ratio for Enliven capital stock being converted into our common stock, and the exchange ratio is based on the outstanding capital stock of Enliven and our outstanding common stock, in each case immediately prior to the closing of the Merger. Applying the exchange ratio formula in the Merger Agreement, our pre-Merger stockholders will own approximately 15.9% of the combined company and pre-Merger Enliven stockholders (including those purchasing Enliven shares in the Financing Transaction) will own approximately 84.1% of the combined company on a pro forma basis, based on the number of shares of our common stock expected to be issued in connection with the Merger. Under certain circumstances further described in the Merger Agreement, however, these ownership percentages may be adjusted upward or downward based on our cash level at the closing of the Merger, and as a result, either our stockholders or the Enliven stockholders could own less of the combined company than expected.

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

The Merger Agreement contemplates that, at or prior to the effective time of the Merger, we will enter into a Contingent Value Rights Agreement, or the CVR Agreement, with a rights agent pursuant to which each of our stockholders of record immediately prior to the Merger will receive one contingent value right, or a CVR, for each outstanding share of our common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive payments upon the occurrence of certain events related to the Asset Sale, subject to and in accordance with the terms and conditions of, the CVR Agreement.  The right of our stockholders to derive any value from the CVRs will be contingent solely upon the disposition of such assets within the time periods specified in the CVR Agreement.

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

Our net income was $1.5 million for the year ended December 31, 2022 and our net loss was $51.4 million for the year ended December 31, 2021. As of December 31, 2022, we had an accumulated deficit of $146.0 million. To date, we have financed our operations primarily through the sale of common stock and the sale of convertible preferred stock. We have historically devoted substantially all of our financial resources and efforts to research and development, including clinical trials and preclinical studies of tovinontrine.

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

We expect to devote significant time and resources to the completion of the Merger.  However, there can be no assurances that such activities will result in the completion of the Merger. If the Merger is not completed, we will reconsider our strategic alternatives. We consider one of the following courses of action to be the most likely alternatives if the Merger is not completed:

•

Dissolve and liquidate our assets. If, for any reason, the Merger does not close, our board of directors may conclude that it is in the best interest of stockholders to dissolve the company and liquidate our assets. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

•	Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction in order to attempt another strategic transaction like the Merger.
•	Operate our business. Our board of directors may elect to seek new product candidates for development.

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

In April 2021, we entered into a sales agreement, or the Sales Agreement, with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under a shelf registration statement on Form S-3.  As of December 31, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions and the extent to which we are able to secure funds from other sources. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

As of December 31, 2022, we had cash and cash equivalents of $88.2 million. Our future capital requirements will depend on many factors, including:

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

We expect our financial condition and operating results to fluctuate significantly from quarter-to-quarter and year-to-year due to a variety of factors, many of which are beyond our control. Each of our announcements regarding the termination of development of tovinontrine and the related workforce reduction, the Asset Sale, and the signing of the Merger Agreement are likely to further increase the variability of our operating results in the coming quarters as compared to prior quarters.   Accordingly, our stockholders should not rely upon the results of any quarterly or annual periods as indications of future operating performance.

Our ability to use our net operating losses, or NOLs, and research and development tax credit carryforwards to offset future taxable income may be subject to certain limitations.

We have a history of cumulative losses and anticipate that we will continue to incur significant losses in the foreseeable future; thus, we do not know whether or when we will generate taxable income necessary to utilize our NOLs or research and development tax credit carryforwards. As of December 31, 2022, we had federal NOLs of $123.5 million and state NOLs of $113.8 million.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, a corporation that undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three year period, is subject to limitations on its ability to utilize its pre-change NOLs and research and development tax credit carryforwards to offset future taxable income. We have not conducted a study to assess whether any such ownership changes have occurred. We may have experienced such ownership changes in the past, including as a result of our public offering of shares of common stock in July 2021, and the Merger, if completed, will result in such an ownership change. We may experience additional ownership changes in the future as a result of subsequent changes in our stock ownership (which may be outside our control). As a result, if, and to the extent that, we earn net taxable income, our ability to use our pre-change NOLs and research and development tax credit carryforwards to offset such taxable income may be subject to limitations.

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

Although we are not currently developing any product candidates, if we decide to pursue any future product development efforts, the COVID-19 pandemic may adversely affect our development activities, including our ability to recruit and retain patients in clinical trials, as a result of many factors, including:

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

As discussed above, if the Merger is not completed, we will reconsider our strategic alternatives, including dissolving and liquidating our assets, pursuing another strategic transaction, or operating our business.  If our board of directors elects to seek new product candidates for development, we will face the risks related to discovery, development and commercialization of our product candidates set forth in this section, in addition to other risks described in this Risk Factors section.

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

We are not currently party to any sales, marketing, distribution, development, licensing or broader collaboration arrangements with ongoing activities. However, if we do enter into any such arrangements with any third parties in the future, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of any product candidates we may develop. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities and efforts to successfully perform the functions assigned to them in these arrangements.

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

The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of the product, including the adoption and implementation of REMS. The FDA and other agencies, including the Department of Justice, or the DOJ, closely regulate and monitor the post-approval marketing and promotion of drugs to ensure, among other things, that they are marketed and distributed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies impose and enforce stringent restrictions on manufacturers’ communications regarding off-label use, and if we promote our products beyond their approved indications, we may be subject to enforcement action or prosecution arising from off-label promotion. In September 2021, the FDA published final regulations which describe the types of evidence that the agency will consider in determining the intended use of a drug product. Violations of the Federal Food, Drug, and Cosmetic Act, or FDCA, and other statutes and regulations relating to the promotion and advertising of prescription drugs may lead to investigations and enforcement actions alleging violations of federal and state healthcare fraud and abuse laws, including the False Claims Act, as well as state consumer protection laws.

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

In addition, in October 2020, the Department of Health and Human Services, or HHS, and the FDA published a final rule allowing states and other entities to develop a Section 804 Importation Program, or SIP, to import certain prescription drugs from Canada into the United States. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The final rule was implemented on January 1, 2023. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, which was implemented on January 1, 2023.

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

As of December 31, 2022, our executive officers and directors and our stockholders who owned more than 5% of our outstanding common stock, in the aggregate, beneficially owned shares representing approximately 39% of our common stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would have significant influence over the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets.

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

We are an “emerging growth company,” or EGC, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We may remain an EGC until December 31, 2025, although if the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of any June 30 before that time or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an EGC as of December 31 of the applicable year. We also would cease to be an EGC if we issue more than $1.0 billion of non-convertible debt over a three-year period. For so long as we remain an EGC, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not EGCs. These exemptions include:

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

In addition to the CARES Act, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation has been enacted in 2020 and 2021 containing tax provisions.  In addition, the Inflation Reduction Act, or the IRA, was signed into law in August 2022. The IRA introduced new tax provisions, including a 1% excise tax imposed on certain stock repurchases by publicly traded companies. In the absence of regulatory guidance, the 1% excise tax generally applies to certain acquisitions of stock by the publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. Regulatory guidance under the TCJA and such additional legislation, is and continues to be forthcoming, and such guidance could ultimately increase or lessen the impact of these laws on our business and financial condition. In addition, it is uncertain if and to what extent various states will conform to the TCJA and additional tax legislation.

Provisions in our corporate charter documents and under Delaware law could make an acquisition of our company, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current directors and members of management.

Provisions in our restated certificate of incorporation and our amended and restated bylaws may discourage, delay or prevent a merger, acquisition or other change in control of our company that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, because our board of directors is responsible for appointing the members of our management team, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Among other things, these provisions:

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
•

authorize our board of directors to issue preferred stock without stockholder approval, which could be used to institute a “poison pill” that would work to dilute the stock ownership of a potential hostile acquirer, effectively preventing acquisitions that have not been approved by our board of directors; and

•

require the approval of the holders of at least 75% of the votes that all our stockholders would be entitled to cast to amend or repeal specified provisions of our restated certificate of incorporation or for stockholders to amend or repeal our amended and restated bylaws.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, or the DGCL, which generally prohibits a person who, together with their affiliates and associates, owns 15% or more of a company’s outstanding voting stock from, among other things, merging or combining with the company for a period of three years after the date of the transaction in which the person acquired ownership of 15% or more of the company’s outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Our restated certificate of incorporation designates the state courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against the company and our directors, officers and employees.

Our restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for the following types of proceedings: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to our company or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim arising pursuant to any provision of our restated certificate of incorporation or amended and restated bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. These choice of forum provisions will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which federal courts have exclusive jurisdiction.

These exclusive forum provisions may make it more expensive for stockholders to bring a claim than if the stockholders were permitted to select another jurisdiction and may limit the ability of our stockholders to bring a claim in a judicial forum that such stockholders find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition and operating results.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We do not currently own or lease any office space. Our headquarters previously consisted of approximately 9,236 square feet of office space in Boston, Massachusetts.  In July 2022, we entered into a termination of the office lease agreement covering that space and the termination became effective on August 7, 2022.

Our employees are currently working remotely and we do not anticipate the need for office space for the foreseeable future and we believe that suitable space will be available as and when needed.

Item 3. Legal Proceedings.

We are not party to any material legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is publicly traded on The Nasdaq Global Market under the symbol “IMRA.”

Holders

As of February 3, 2023, there were approximately 15 holders of record of our common stock. The actual number of stockholders is greater than this number of record holders, and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.

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

On March 16, 2020, we received aggregate net proceeds from our initial public offering of our common stock, or IPO, inclusive of the underwriters’ option to purchase additional shares, of approximately $76.5 million, after deducting $6.1 million of underwriting discounts and commissions and $3.9 million of other offering expenses payable by us. The offer and sale of all of the shares of our common stock in our IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-236465), which was declared effective by the Securities and Exchange Commission on March 11, 2020. We have used substantially all of the net proceeds from the IPO as of December 31, 2022.

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

Following an extensive process of evaluating strategic alternatives, including identifying and reviewing potential candidates for a strategic acquisition or other transaction, on September 6, 2022, we entered into an Asset Purchase Agreement, or the Asset Purchase Agreement, with Cardurion Pharmaceuticals, Inc., or Cardurion, providing for the sale of tovinontrine (IMR-687) and all of our other assets related to our PDE9 program, or the Asset Sale. On November 10, 2022, we announced the closing of the Asset Sale.

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

We expect to devote significant time and resources to the completion of the Merger. However, there can be no assurances that such activities will result in the completion of the Merger. Further, the completion of the Merger may ultimately not deliver the anticipated benefits or enhance shareholder value. If the Merger is not completed, we will reconsider our strategic alternatives. We consider one of the following courses of action to be the most likely alternatives if the Merger is not completed:

•

Dissolve and liquidate our assets. If, for any reason, the Merger does not close, our board of directors may conclude that it is in the best interest of stockholders to dissolve the Company and liquidate our assets. In that event, we would be required to pay all of our debts and contractual obligations, and to set aside certain reserves for potential future claims. There would be no assurances as to the amount or timing of available cash remaining to distribute to stockholders after paying our obligations and setting aside funds for reserves.

•	Pursue another strategic transaction. We may resume the process of evaluating a potential strategic transaction in order to attempt another strategic transaction like the Merger.

•	Operate our business. Our board of directors may elect to seek new product candidates for development.

Asset Purchase Agreement

Pursuant to the terms of the Asset Purchase Agreement, we agreed to sell tovinontrine and all of our other assets related to our PDE9 program to Cardurion. As consideration for the Asset Sale, in addition to $250,000 previously paid by Cardurion to us upon execution of a non-binding term sheet, the aggregate purchase price consisted of an upfront cash payment of $34,750,000 upon closing of the transaction and a $10,000,000 potential future payment that may become payable if Cardurion achieves a proof of concept milestone or other specified clinical milestones and a $50,000,000 potential future payment that may become payable if Cardurion achieves specified regulatory and/or commercial milestone events, in each case as described in the Asset Purchase Agreement and subject to the terms of the Asset Purchase Agreement.

The Asset Purchase Agreement contains certain customary representations, warranties and covenants. The Asset Purchase Agreement also contains customary indemnification provisions pursuant to which the parties agree to indemnify each other for certain matters, including, among other things, breaches of certain representations, warranties and covenants in connection with the Asset Sale. At a special meeting of our stockholders held on November 9, 2022, our stockholders voted to approve the Asset Sale. On November 10, 2022, we announced the closing of the Asset Sale.

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

Subject to the terms and conditions of, and the calculation of the Exchange Ratio pursuant to, the Merger Agreement, it is currently anticipated that upon the closing of the Merger, our pre-Merger stockholders will own approximately 16% of the combined company and pre-Merger Enliven stockholders (including those purchasing Enliven shares in the Financing Transaction) will own approximately 84.1% of the combined company on a pro forma basis, based on the number of shares of our common stock expected to be issued in connection with the Merger.

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

In connection with the Merger, we will seek the approval of our stockholders at a special meeting expected to be held on February 22, 2023 to, among other things, (a) issue the shares of our common stock issuable in connection with the Merger under the rules of The Nasdaq Stock Market LLC, or Nasdaq, pursuant to the terms of the Merger Agreement, or the Required Voting Proposal, (b) amend our certificate of incorporation to (i) increase the number of authorized shares of our common stock from 200,000,000 shares to 400,000,000 shares and (ii) effect a reverse split of our common stock, at a ratio of not less than 1-for-3 and not more than 1-for-7 and to be determined prior to the Effective Time in accordance with the Merger Agreement, or the Reverse Stock Split, which is intended to ensure that Nasdaq listing requirements are satisfied and (c) amend certain terms of our equity incentive plans as described in the Merger Agreement.

Each of us and Enliven have agreed to customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants relating to (1) using reasonable best efforts to obtain the requisite approvals of our respective stockholders, (2) non-solicitation of alternative acquisition proposals, (3) the conduct of our respective businesses during the period between the date of signing the Merger Agreement and the closing of the Merger, (4) us using reasonable best efforts to maintain the existing listing of our common stock on Nasdaq and causing the shares of our common stock to be issued in connection with the Merger to be approved for listing on Nasdaq prior to the closing of the Merger, (5) us filing with the U.S. Securities and Exchange Commission, or the SEC, and causing to become effective a registration statement to register the shares of our common stock to be issued in connection with the Merger, or the Registration Statement, and (6) each of us and Enliven filing a pre-merger notification requirement under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act.

Consummation of the Merger is subject to certain closing conditions, including, among other things, (1) approval by our stockholders of the Required Voting Proposal, (2) approval by the Enliven stockholders of the adoption of the Merger Agreement, (3) Nasdaq’s approval of the listing of the shares of our common stock to be issued in connection with the Merger, (4) the effectiveness of the Registration Statement, (5) our net cash as determined in accordance with the Merger Agreement being between $75 million and $95 million, (6) the waiting period under the HSR Act having expired or been terminated and (7) our closing of the previously announced Asset Sale.  The closing condition set forth in clause (2) above was satisfied on January 25, 2023, when the Enliven stockholders approved adoption of the Merger Agreement.  The closing condition set forth in clause (4) above was satisfied when the Registration Statement was declared effective by the SEC on January 23, 2023.  The closing condition set forth in clause (6) above was satisfied on November 28, 2022, when the waiting period under the HSR Act expired without extension or a request for additional information or documentary material.  The closing condition set forth in clause (7) above was satisfied on November 10, 2022, when the Asset Sale was completed.

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

At or prior to the Effective Time, we will enter into a Contingent Value Rights Agreement, or the CVR Agreement, with a rights agent, or the Rights Agent, pursuant to which our pre-Merger common stockholders will receive one contingent value right (each, a CVR) for each outstanding share of our common stock held by such stockholder on such date. Each CVR will represent the contractual right to receive payments upon the occurrence of certain events related to the Asset Sale, subject to and in accordance with the terms and conditions of, the CVR Agreement.

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

On April 1, 2021, we filed a shelf registration statement on Form S-3, or the Shelf, with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021. We also simultaneously entered into a sales agreement, or Sales Agreement, with Cantor Fitzgerald & Co, LLC, or Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of December 31, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. No sales were made under the sales agreement during the twelve months ended December 31, 2022.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

Excluding the gain on the Asset Sale recognized in the current year, we have incurred significant operating losses since inception. Our losses from operations were $34.3 million and $51.4 million for years ended December 31, 2022, and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of approximately $146.0 million. In April 2022, we discontinued development of tovinontrine and implemented reduction in workforce, each of which was designed to substantially reduce our operating expenses while we undertake a comprehensive assessment of our strategic options. In September 2022, we entered into the Asset Purchase Agreement and on November 10, 2022, we announced the closing of the Asset Sale. In October 2022, we entered into the Merger Agreement. Notwithstanding these events, and subject to the closing of the Merger, we expect to continue to incur operating losses for the foreseeable future. In addition, our losses from operations may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the outcome of our strategic process and depending on whether we decide to pursue any future product development efforts.

We are not currently developing any product candidates and we do not have any products approved for sale. If the Merger does not close, if we decide to pursue any future product development efforts, we will not generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for any future product candidate. In addition, if we obtain regulatory approval for any product candidate and to the extent that it engages in commercialization activities on our own, we expect we will incur significant expenses related to developing our commercialization capability to support product sales, marketing, manufacturing, and distribution activities.

Moreover, if we decide to pursue any future product development efforts, we will need substantial additional funding to support our continuing operations and develop a growth strategy. Until such time as we can generate significant revenue from product sales, if ever, we would expect to finance our operations through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We may be unable to raise additional funds or enter into other arrangements when needed on acceptable terms, or at all. Our failure to raise capital or enter into such agreements as, and when, needed, could have a material adverse effect on our business, results of operations, and financial condition. We will need to generate significant revenue to achieve profitability, and may never do so.

As of December 31, 2022 we had $88.2 million in cash and cash equivalents. We believe that our cash and cash equivalents as of December 31, 2022 will enable us to fund our operating expenses and capital expenditure requirements at least twelve months from the date of filing this Annual Report on Form 10-K. See “—Liquidity and Capital Resources.”

Impact of COVID-19 Pandemic

In December 2019, a novel strain of coronavirus, called COVID-19, emerged and has now spread globally. The impact continues to evolve as of the date of this Annual Report on Form 10-K. We continue to actively monitor the impact of the COVID-19 pandemic on our financial condition, liquidity, operations, suppliers, industry and workforce.

Although we have not experienced any significant adverse impact from the COVID-19 pandemic on our financial condition, results of operations or liquidity as of the date of this Annual Report on Form 10-K, the COVID-19 pandemic has resulted in disruptions to our clinical trial operations.  In addition, our employees are currently working remotely.

Our financial condition, results of operations and liquidity could be negatively impacted by the impact of the COVID-19 pandemic in future periods. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which remain uncertain and cannot be predicted, including new information that may emerge concerning the continued severity of COVID-19 and variants of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. As the impact of the COVID-19 pandemic continues, it may have an adverse effect on our results of future operations, financial position and liquidity, and on our ability to access capital.  Even after the primary impact of the COVID-19 pandemic has subsided, we may continue to experience adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future.

Financial Operations Overview

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all. If we decide to pursue any future product development efforts and such efforts are successful and result in marketing approval or if we enter into collaboration or license agreements with third parties, we may generate revenue in the future from a combination of product sales or payments from such collaboration or license agreements.

Operating Expenses

Research and Development. Research and development expenses consist primarily of costs incurred in connection with the preclinical and clinical development and manufacture of our products. We expect our future research and development expenses to decrease significantly as compared to research and development expenses in 2021 and the first half of 2022, as a result of our April 2022 decision to discontinue development of tovinontrine and our related reduction in workforce. For the year ended December 31, 2022, research and development expenses include:

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

•	costs incurred under agreements with contract manufacturing organizations, or CMOs, who developed and manufactured material for our preclinical studies and clinical trials;
•	costs related to compliance with regulatory requirements; and
•	milestone fees incurred in connection with our license agreement with Lundbeck.

Historically, we expensed research and development costs as incurred. We recognized external development costs based on an evaluation of the progress to completion of specific tasks using information provided to us by our vendors and our clinical investigative sites. Payments for these activities were based on the terms of the individual agreements, which may differ from the pattern of costs incurred, and are reflected in our consolidated financial statements as prepaid expenses or accrued research and development expenses. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities were deferred and capitalized, even when there was no alternative future use for the research and development. The capitalized amounts were expensed as the related goods were delivered or the services are performed.

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

The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
IMR-687	$13,600	$29,239
Personnel expenses (including stock-based compensation)	4,532	7,804
Other expenses	808	1,399
Total research and development expenses	$18,940	$38,442

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

Our future general and administrative expenses will be significantly dependent on the outcome of our strategic process, including whether or not we successfully consummate the Merger, and on whether we decide to pursue any future product development efforts.

Total Other Income, Net

Total Other Income, Net. Total other income, net primarily consists of interest earned on our cash, cash equivalents and investments during the years ended December 31, 2022 and 2021.

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
	(in thousands)
Operating expenses:
Research and development	$18,940	$38,442
General and administrative	15,330	13,000
Total operating expenses	34,270	51,442
Gain on Asset Sale	35,000	—
Income (loss) from operations	730	(51,442)
Total other income, net	846	58
Income Tax Provision	(88)	—
Net income (loss)	$1,488	$(51,384)

Research and Development Expenses

Research and development expenses decreased by approximately $19.5 million from $38.4 million for the year ended December 31, 2021 to $18.9 million for the year ended December 31, 2022. The decrease in research and development expenses was primarily attributable to the following:

•

a $15.6 million decrease in costs related to the development and manufacturing of clinical materials, clinical research and oversight of our clinical trials and investigative fees for tovinontrine following discontinuation of clinical development;

•	a $3.3 million decrease in personnel-related costs; and
•	a $0.6 million decrease in other research and development operational costs, including professional services, supplies, travel, and facilities.

General and Administrative Expenses

General and administrative expenses increased by approximately $2.3 million from $13.0 million for the year ended December 31, 2021 to $15.3 million for the year ended December 31, 2022. The increase in general and administrative expenses was primarily attributable to the following:

•	a $2.2 million increase in consulting and professional fees, including legal fees incurred in connection with the Asset Sale, business development, accounting and audit fees; and
•	a $0.1 million increase in stock-based compensation expense.

Total Other Income, Net

Total other income, net was $0.1 million for the year ended December 31, 2021, compared to total other income, net of $0.8 million for the year ended December 31, 2022. The increase during the year ended December 31, 2022 was primarily due to interest earned on our cash, cash equivalents and investments.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have incurred significant losses on an aggregate basis. We have not yet commercialized or generated revenue from sales of any product candidate. Through December 31, 2022, we have funded our operations primarily through the issuance of common stock and convertible preferred stock.

On April 1, 2021, we filed the Shelf with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.We also simultaneously entered into the Sales Agreement with Cantor, as sales agent, providing for the offering, issuance and sale by us of up to an aggregate $75.0 million of our common stock from time to time in “at-the-market” offerings under the Shelf.  As of December 31, 2022, we have issued and sold 231,291 shares of common stock under the Sales Agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. The extent to which we utilize the Sales Agreement as a source of funding will depend on a number of factors, including the prevailing market price of our common stock, general market conditions, the extent to which we are able to secure funds from other sources, and restrictions on our ability to sell common stock pursuant to the Sales Agreement. Accordingly, we may not be able to sell shares under the Sales Agreement at prices or amounts that we deem acceptable, and there can be no assurance that we will sell any further common stock pursuant to the Sales Agreement.

On July 16, 2021, we completed a public offering of shares of our common stock and issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and estimated offering expenses.

As of December 31, 2022, we had $88.2 million in cash and cash equivalents.

While we do not currently expect that the COVID-19 pandemic will have a material adverse impact on our short-term or long-term liquidity, the impact of the COVID-19 pandemic on the global financial markets may reduce our ability to access capital, which could negatively impact our short-term and long-term liquidity.  See “Impact of COVID-19 Pandemic.”

Cash Flows

The following table provides information regarding our cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(35,568)	$(46,771)
Net cash provided by (used in) investing activities	76,515	(1,632)
Net cash provided by (used in) financing activities	(1,233)	49,101
Net increase in cash, cash equivalents, and restricted cash	$39,714	$698

Net Cash Used in Operating Activities

Net cash used in operating activities for the year ended December 31, 2022 was $35.6 million primarily due to realized gain on the Asset Sale of $35.0 million and net cash outflows from the change in operating assets and liabilities of $5.4 million, partially offset by net income of $1.5 million, stock-based compensation expense of $2.6 million, depreciation expense of $0.6 million, and amortization of $0.1 million on our short-term investments.

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

Net Cash Provided by and Used in Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $76.5 million primarily due to proceeds of $35.0 million from the Asset Sale, proceeds of $41.9 million from maturities and sales, which were partially offset by purchases of property and equipment of $0.4 million.

Net cash used in investing activities for the year ended December 31, 2021 was $1.6 million primarily due to purchases of marketable securities of $47.6 million, partially offset by proceeds from sales and maturities of short-term investments of $45.9 million.

Net Cash Used in and Provided by Financing Activities

Net cash used in financing activities for the year ended December 31, 2022 was $1.2 million, primarily due to payment of transaction costs.

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

Funding Requirements

Based on our current operating plan, we expect that our existing cash and cash equivalents will enable us to fund our operating expenses and capital expenditure requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K. However, we have based this estimate on assumptions that may prove to be wrong and we could exhaust our capital resources sooner than we expect.

Our future capital requirements will depend on the results of our ongoing strategic evaluation, including whether we complete the Merger. If the Merger is not completed, we will reconsider our strategic alternatives which may include a dissolution of the company, pursuit of another strategic transaction or the pursuit of future product development. If the Merger does not close, or if we decide to pursue any future product development efforts, our future funding requirements would depend on, and could increase significantly as a result of, many factors, including:

•	our ability to consummate an alternative strategic transaction and the nature and type of such transaction;
•	our ability to bring any product candidates through preclinical and clinical development, and the timing and scope of these research and development activities;
•	the costs of obtaining clinical and commercial supplies of any product candidates we may seek to develop;
•	our ability to successfully commercialize any product candidates we may develop;
•	the manufacturing, selling and marketing costs associated with any product candidates we may develop, including the cost and timing of establishing our sales and marketing capabilities;
•

the amount and timing of sales and other revenues from any product candidates we may identify and develop, including the sales price and the availability of coverage and adequate third-party reimbursement;

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

A change in the outcome of any of these or other variables with respect to the development of any product candidate we may develop in the future could significantly change the costs and timing associated with the development of that product candidate. Further, our need for additional funds is heavily dependent on the outcome of our ability to complete a strategic transaction, including the Merger.

Moreover, if we decide to pursue future product development, until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of cash-on-hand, equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We currently have no credit facility or committed sources of capital. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interests of our existing stockholders may be diluted, and the terms of these securities may include liquidation or other preferences that could adversely affect the rights of such stockholders. Additional debt financing, if available, may involve agreements that include restrictive covenants that limit our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends, that could adversely impact our ability to conduct our business.

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

Contractual Obligations

In the normal course of business, we enter into agreements that contain contractual obligations, of which the most significant to date included our former licensing agreement with Lundbeck. In connection with the Asset Sale, our license agreement with Lundbeck was assigned to Cardurion.

Our license agreement with Lundbeck, as well as certain other agreements, required us to pay third parties upon achievement of certain development, regulatory or commercial milestones. Amounts related to contingent payments are not considered contractual obligations as they are contingent on the successful achievement of certain development, regulatory and commercial milestones that may not be achieved. We have not included payments contingent upon the achievement of certain development, regulatory or commercial milestones on our consolidated balance sheets. For further information regarding our former license agreement with Lundbeck, please see Note 7 to our consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Further, on October 13, 2022, we entered into the Merger Agreement with Enliven. The closing of the Merger is subject to approval by our stockholders and the stockholders of Enliven and other customary closing conditions. If we are unable to satisfy certain closing conditions under the Merger Agreement, or if other mutual closing conditions are not satisfied, Enliven will not be obligated to complete the Merger. The Merger Agreement contains certain termination rights of each of us and Enliven. Under certain circumstances detailed in the Merger Agreement, we could be required to pay Enliven a termination fee of $3.0 million or Enliven could be required to pay us a termination fee of $9.75 million. In addition, Enliven will be required to pay us a termination fee of $3.0 million if Enliven or we terminate the Merger Agreement at specified times with all conditions to closing of the Merger satisfied other than the conditions related to the completion of the Enliven pre-closing financing such that, in the case of Enliven’s condition, Enliven receives gross proceeds of at least $131.6 million, and in the case of our condition, Enliven receives gross proceeds of at least $75 million.

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

We will remain an EGC until the earliest of (i) December 31, 2025, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous rolling three-year period, or (iv) the date on which we are deemed to be a large accelerated filer under the Securities Exchange Act of 1934, as amended.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our cash equivalents are in the form of money market funds that are invested in U.S. Treasury securities. We also hold investments in corporate debt securities and commercial paper. As of December 31, 2022, we had cash and cash equivalents of $88.2 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the short-term maturities of our cash equivalents and the low risk profile of our investments, an immediate 10% change in interest rates would not have a material effect on the fair market value of our investment portfolio.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer (our principal executive officer and principal financial officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer and Chief Operating Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and our board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013 (COSO criteria). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022. This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm because we are exempt from this requirement pursuant to rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

As previously disclosed, in order to induce Enliven to enter into the Merger Agreement, on October 13, 2022, certain of our stockholders entered into support agreements with Enliven.  Pursuant to the terms of the support agreements, such stockholders agreed not to sell or transfer their shares of our common stock (or securities convertible into shares of our common stock) until the earlier of the termination of the Merger Agreement and the completion of the Merger, subject to certain exceptions. On January 27, 2023, we entered into a letter agreement, or the Letter Agreement, with Rahul Ballal, our Chief Executive Officer, Michael Gray, our Chief Financial Officer, and Enliven, pursuant to which Enliven agreed to waive the restriction on sales of our common stock with respect to certain sales by Dr. Ballal and Mr. Gray to the extent required to cover their respective statutory withholding obligations in connection with (i) any vesting prior to the closing of the Merger of any restricted stock units held by Dr. Ballal and Mr. Gray pursuant to the terms of grant and (ii) any acceleration of vesting effected by us or our board of directors consistent with the terms of the Merger Agreement.  The foregoing description of the Letter Agreement is qualified in its entirety by reference to the full text of the Letter Agreement, which is attached hereto as Exhibit 10.24 and incorporated herein by reference

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except to the extent provided below, the information required by this Item 10 will be included in our definitive proxy statement to be filed with the Securities and Exchange Commission, or the SEC, with respect to our 2023 Annual Meeting of Stockholders within 120 days of the end of the fiscal year to which this report relates, which information is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information required by this Item 11 will be included in the section captioned “Executive Compensation” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 will be included in the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 will be included in the sections captioned “Related Person Transactions,” “Policies and Procedures for Related Person Transactions” and “Board Determination of Independence” in our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this Item 14 will be included in the section captioned “Audit Fees and Services” our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year to which this Annual Report on Form 10-K relates, which information is incorporated herein by reference.

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

2.2

Agreement and Plan of Merger, dated as of October 13, 2022, by and among the Registrant, Iguana Merger Sub, Inc. and Enliven Therapeutics, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 13, 2022)

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

10.2#	2016 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.1 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on March 3, 2020).

10.3#

Form of Incentive Stock Option Agreement under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020).

10.4#

Form of Nonstatutory Stock Option Agreement under the 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020).

10.5#	2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1/A, filed with the SEC on March 3, 2020).

10.6#

Form of Stock Option Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020).

10.7#

Form of Restricted Stock Unit Agreement under the 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 of the Registrant’s Annual Report on Form 10-K, filed with the SEC on March 15, 2022).

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

10.11#

Retention Agreement, dated as of May 5, 2022, by and between the Registrant and Rahul D. Ballal, Ph.D. (incorporated by reference as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2022).

10.12#

Amendment to Retention Agreement, dated as of May 5, 2022, by and between the Registrant and Rahul D. Ballal, Ph.D. (incorporated by reference as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022).

10.13#

Amended and Restated Letter Agreement, dated as of September 23, 2019, by and between the Registrant and Michael P. Gray (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020)

10.14#

First Amendment to the Amended and Restated Letter Agreement, dated as of November 5, 2021, by and between the Registrant and Michael P. Gray (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2021)

10.15#

Amended and Restated Retention Agreement, dated as of May 18, 2022, by and between the Registrant and Michael P. Gray (incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q, filed with the SEC on August 3, 2022).

10.16#

Amendment to Amended and Restated Retention Agreement, dated as of May 18, 2022, by and between the Registrant and Michael P. Gray (incorporated by reference as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 7, 2022).

10.19#

Form of Indemnification Agreement with directors and executive officers (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1, filed with the SEC on February 14, 2020).

10.20	Form of Contingent Value Rights Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).

10.21	Form of Enliven Support Agreement (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).

10.22	Form of Imara Support Agreement (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).

10.23	Form of Lock-Up Agreement (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K, filed with the SEC on October 13, 2022).

10.24*#	Letter Agreement, dated as of January 27, 2023, by and among the Registrant, Rahul Ballal, Michael Gray and Enliven Therapeutics, Inc.

21.1	List of Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 of the Registrant’s Registration Statement on Form S-4, filed with the SEC on November 10, 2022).

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm

31.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, has been formatted in Inline XBRL.

*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
†	Certain portions of this exhibit have been omitted because they are not material and would likely cause competitive harm to the Registrant if disclosed.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMARA INC.

Date: February 10, 2023	By:	/s/ Rahul D. Ballal
Rahul D. Ballal, Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Rahul D. Ballal	President and Chief Executive Officer, Director (Principal Executive Officer)	February 10, 2023
Rahul D. Ballal, Ph.D.

/s/ Michael P. Gray	Chief Financial Officer and Chief Operating Officer (Principal Financial and Accounting Officer)	February 10, 2023
Michael P. Gray

/s/ David M. Mott	Chairman of the Board	February 10, 2023
David M. Mott

/s/ David Bonita	Director	February 10, 2023
David Bonita, M.D.

/s/ Mark Chin	Director	February 10, 2023
Mark Chin

/s/ Edward Conner	Director	February 10, 2023
Edward Conner, M.D.

/s/ Barbara J. Dalton	Director	February 10, 2023
Barbara J. Dalton, Ph.D.

/s/ Carl Goldfischer	Director	February 10, 2023
Carl Goldfischer, M.D.

/s/ Laura Williams	Director	February 10, 2023
Laura Williams, M.D., MPH

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of IMARA Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IMARA Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Boston, Massachusetts

February 10, 2023

IMARA INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$88,198	$48,309
Short-term investments	—	41,969
Prepaid expenses and other current assets	1,438	2,418
Total current assets	89,636	92,696
Property and equipment, net	—	250
Right of use assets - operating leases	—	525
Other assets	2,323	175
Total assets	$91,959	$93,646
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	149	2,360
Accrued expenses and other current liabilities	1,681	4,604
Operating lease liability, current	—	246
Total current liabilities	1,830	7,210
Operating lease liability, non-current	—	406
Total liabilities	$1,830	$7,616
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, $0.001 par value per share; 10,000,000 shares authorized; no shares issued or outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, par value of $0.001 per share; 200,000,000 shares authorized; 26,287,264 shares issued and outstanding as of December 31, 2022 and 2021	27	27
Additional paid-in capital	236,111	233,516
Accumulated other comprehensive (loss) income	—	(16)
Accumulated deficit	(146,009)	(147,497)
Total stockholders' equity	90,129	86,030
Total liabilities and stockholders’ equity	$91,959	$93,646

The accompanying notes are an integral part of these consolidated financial statements.

IMARA INC.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except share and per share data)

	Years ended December 31,
	2022	2021
Operating expenses:
Research and development	$18,940	$38,442
General and administrative	15,330	13,000
Total operating expenses	$34,270	$51,442
Gain on Asset Sale	$35,000	$—
Income (loss) from operations	730	(51,442)
Total other income, (net):
Interest income	943	233
Other income (expense)	(97)	(175)
Total other income, (net)	$846	$58
Net income (loss) before income tax provision	$1,576	$(51,384)
Income tax provision	$(88)	$—
Net income (loss) attributable to common stockholders—basic and diluted	$1,488	$(51,384)
Net income (loss) per share applicable to common stockholders—basic and diluted	$0.06	$(2.37)
Weighted-average common shares outstanding—basic	26,287,264	21,661,450
Weighted-average common shares outstanding—diluted	26,385,567	21,661,450
Comprehensive income (loss):
Net income (loss)	1,488	(51,384)
Other comprehensive income (loss):
Unrealized gain (loss) on investments	—	(20)
Realized gain (loss) on investments	16	—
Comprehensive income (loss)	$1,504	$(51,404)

The accompanying notes are an integral part of these consolidated financial statements.

IMARA INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	COMMON STOCK $0.001 PAR VALUE		ADDITIONAL PAID-IN	ACCUMULATED OTHER COMPREHENSIVE	ACCUMULATED	TOTAL STOCKHOLDERS’
	SHARES	AMOUNT	CAPITAL	INCOME (LOSS)	DEFICIT	EQUITY
Balance at December 31, 2020	17,548,263	$18	$180,526	$4	$(96,113)	$84,435
Issuance of common stock under ATM and July 2021 offering, net of issuance costs of $579	8,564,624	9	48,231	—	—	48,240
Exercise of stock options and issuance of stock under the Employee Stock Purchase Plan	174,377	—	914	—	—	914
Stock-based compensation expense	—	—	3,845	—	—	3,845
Unrealized loss on investments	—	—	—	(20)	—	(20)
Net loss	—	—	—	—	(51,384)	(51,384)
Balance at December 31, 2021	26,287,264	27	233,516	(16)	(147,497)	86,030
Stock-based compensation expense	—	—	2,595	—	—	2,595
Realized gain on investments	—	—	—	16	—	16
Net income	—	—	—	—	1,488	1,488
Balance at December 31, 2022	26,287,264	$27	$236,111	$—	$(146,009)	$90,129

The accompanying notes are an integral part of these consolidated financial statements.

IMARA Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$1,488	$(51,384)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Stock-based compensation expense	2,595	3,845
Depreciation expense	611	99
Amortization and accretion on investments	109	155
Non-cash lease expense	(11)	—
Gain on Asset Sale	(35,000)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	980	(235)
Accounts payable	(2,213)	389
Accrued expenses and other current liabilities	(4,013)	393
Operating lease assets and liabilities, net	(114)	(33)
Net cash used in operating activities	(35,568)	(46,771)
Cash flows from investing activities:
Proceeds from maturities and sales of short-term investments	41,878	45,937
Proceeds from Asset Sale	35,000	—
Purchases of short-term investments	—	(47,557)
Purchases of property and equipment	(363)	(12)
Net cash provided by (used in) investing activities	76,515	(1,632)
Cash flows from financing activities:
Proceeds from July 2021 Offering, net of underwriting discounts and commissions	—	47,000
Proceeds from ATM offering, net of underwriting discounts and commissions	—	1,819
Proceeds from exercise of options	—	860
Payment of transaction costs	(1,233)	(578)
Net cash (used in) provided by financing activities	(1,233)	49,101
Net increase in cash, cash equivalents and restricted cash	39,714	698
Cash, cash equivalents and restricted cash, beginning of period	48,484	47,786
Cash, cash equivalents and restricted cash, end of period	$88,198	$48,484
Supplemental disclosure of non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$1,090	$1
Right of use asset obtained in exchange for lease liabilities	$1,886	$—
Unrealized gain (loss) on investments	$—	$(20)
Realized gain (loss) on investments	$16	$—

The following table provides a reconciliation of the cash, cash equivalents, and restricted cash balances as of each of the dates shown below:

	December 31,
	2022	2021
Cash and cash equivalents	$88,198	$48,309
Restricted cash (included in other assets)	—	175
Total cash, cash equivalents and restricted cash	$88,198	$48,484

The accompanying notes are an integral part of these consolidated financial statements.

IMARA INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of the Business

IMARA Inc. (“IMARA” or the “Company”) is a biopharmaceutical company that has been dedicated to developing and commercializing novel therapeutics to treat patients suffering from serious diseases. The Company was incorporated in January 2016 under the laws of the State of Delaware, and its principal offices are in Brookline, Massachusetts.

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

On September 6, 2022, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Cardurion Pharmaceuticals, Inc. (“Cardurion”), discussed further in Note 7, providing for the sale of tovinontrine and all other assets of the Company related to its PDE9 program (the “Asset Sale”) in exchange for a $35.0 million upfront payment and future contingent payments. The Company completed the Asset Sale on November 10, 2022.

On October 13, 2022, the Company, Iguana Merger Sub, Inc., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), and Enliven Therapeutics, Inc., a Delaware corporation (“Enliven”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Enliven, with Enliven continuing as a wholly owned subsidiary of IMARA and the surviving corporation of the merger (the “Merger”).  If the Merger is completed, the business of Enliven will continue as the business of the combined organization. Consummation of Merger Agreement is subject to customary closing conditions, including, without limitation, approval of the sale by the Company’s stockholders.

Liquidity

The Company has incurred recurring negative operating cash flows since inception and has funded its operations primarily from the sale of convertible preferred stock and proceeds from the IPO and subsequent common stock offerings. As of December 31, 2022, the Company had cash and cash equivalents of $88.2 million and an accumulated deficit of $146.0 million. The Company expects to incur operating losses and negative operating cash flows to in the foreseeable future.

On April 1, 2021, the Company filed a Registration Statement on Form S-3 (the “Shelf”) with the SEC in relation to the registration and potential future issuance of common stock, preferred stock, debt securities, warrants and/or units of any combination thereof in the aggregate amount of up to $200.0 million. The Shelf was declared effective on April 8, 2021.  The Company also simultaneously entered into a sales agreement with Cantor Fitzgerald & Co, LLC, as sales agent, providing for the offering, issuance and sale by the Company of up to an aggregate $75.0 million of its common stock from time to time in “at-the-market” offerings under the Shelf. As of December 31, 2022, the Company had issued and sold 231,291 shares of common stock under the sales agreement, resulting in net proceeds of $1.4 million after deducting commissions and offering expenses. No sales were made under the sales agreement during the twelve months ended December 31, 2022.

On July 16, 2021, the Company completed a public offering of shares of its common stock.  In connection with the offering, the Company issued and sold 8,333,333 shares of common stock at a public offering price of $6.00 per share, resulting in net proceeds of $46.8 million after deducting underwriting discounts and commissions and offering expenses.

As described above, the Company made the decision to discontinue development of tovinontrine in sickle cell disease, β-thalassemia and heart failure with preserved ejection fraction, as well to discontinue its development plans with respect to

IMR-261.  As a result, the Company believes its cash and cash equivalents as of December 31, 2022 will be sufficient to fund its operating expense requirements for at least twelve months from the date of filing of this Annual Report on Form 10-K.

In the event that the Company does not complete the Merger, the Company (i) may elect to pursue a dissolution and liquidation of the Company, (ii) may pursue another strategic transaction or (iii) may resume research and development activities. If the Company decides to pursue any future product development efforts, it will need additional funding to support its planned operating activities. There can be no assurances, however, that the current operating plan will be achieved or that additional funding will be available on terms acceptable to the Company, or at all.

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

Principles of Consolidation

The accompanying consolidated financial statements of the Company include the accounts of its wholly owned subsidiaries, Iguana Merger Sub, Inc., IMARA Security Corporation and IMARA E.U. Limited, the latter of which was dissolved in July 2021. All intercompany transactions and balances have been eliminated in consolidation.

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

Restricted Cash

Restricted cash of $0.2 million as of December 31, 2021 represents a letter of credit held as collateral in support of the Company’s operating lease at 116 Huntington Avenue in Boston, Massachusetts, which was terminated in July 2022. Restricted cash is included as a component of other assets on the Company’s consolidated balance sheets.

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

Offering Costs

The Company capitalizes certain legal, professional, accounting and other third-party fees that are directly associated with in-process equity issuances as deferred offering costs until such equity issuances are consummated. After consummation of the equity issuance, these costs are recorded as a reduction in the capitalized amount associated with the equity issuance. Should the equity issuance be abandoned, the deferred offering costs will be expensed immediately as a charge to operating expenses in the consolidated statement of operations and comprehensive loss. There were $2.3 million of deferred offering costs capitalized and included in other assets on our consolidated balance sheet as of December 31, 2022.No deferred offering costs were capitalized as of December 31, 2021.

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

As of December 31, 2022 and 2021, the Company had no off-balance sheet risk such as foreign exchange contracts, option contracts, or other hedging arrangements.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net loss and certain changes in stockholders’ equity that are excluded from net loss. For the years ended December 31, 2022 and 2021, as a result of the Company’s investments in available-for-sale securities, the Company’s comprehensive income (loss) includes unrealized losses on those available-for-sale securities.

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

As further discussed in Note 8, the Company terminated its sole office lease, effective August 7, 2022.  Prior to such termination, the Company’s operating leases were reflected in operating lease right-of-use assets and in current operating lease liabilities and long-term operating lease liabilities in its consolidated balance sheets. The Company’s operating lease right-of-use asset as of December 31, 2021 did not include any material lease incentives. Prior to the termination of the office lease, the lease expense for future lease payments was recognized on a straight-line basis over the lease term.

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

As of December 31, 2022, the Company had discontinued its research and development efforts while undertaking a comprehensive assessment of its strategic options to maximize stockholder value.

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

Patent Costs

All patent-related costs incurred in connection with filing and prosecuting patent applications are expensed as incurred due to the uncertainty about the recovery of the expenditure and are classified as general and administrative expenses. Following the completion of the Asset Sale and discontinuation of IMR-261, as of December 31, 2022 the Company had ceased active prosecution of patents and patent applications.

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

Net Income (Loss) per Share

Basic net income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted net loss per share is computed using the weighted-average number of common shares outstanding during the period and, if dilutive, the weighted-average number of potential shares of common stock. Net income (loss) per share attributable to common stockholders is calculated using the two-class method, which is an earnings allocation formula that determines net loss per share for the holders of the Company’s common shares and participating securities. Net income (loss) attributable to common stockholders and participating preferred shares are allocated to each share on an as-converted basis as if all of the earnings for the period had been distributed. The participating securities do not include a contractual obligation to share in losses of the Company and are not included in the calculation of net loss per share in the periods in which a net loss is recorded.

Diluted net income (loss) per share is computed using the more dilutive of (a) the two-class method or (b) the if-converted method. The Company allocates earnings first to preferred stockholders based on dividend rights and then to common and preferred stockholders based on ownership interests. The weighted-average number of common shares included in the computation of diluted net income (loss) effect to all potentially dilutive common equivalent shares, including outstanding stock options and Preferred Stock. Common stock equivalent shares are excluded from the computation of diluted net loss per share if their effect is antidilutive. In periods in which the Company reports a net income (loss) attributable to common stockholders, diluted net income (loss) per share attributable to common stockholders is generally the same as basic net income (loss) per share attributable to common stockholders since dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

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

3. Fair Value of Financial Assets and Liabilities

The following table presents information about the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	December 31, 2022
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$53,511	$53,511	$—	$—
Total financial assets	$53,511	$53,511	$—	$—

	December 31, 2021
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Other Observable Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds, included in cash and cash equivalents	$24,798	$24,798	$—	$—
Marketable securities:
Commercial Paper	26,131	—	26,131	—
Corporate debt securities	15,838	—	15,838	—
Total financial assets	$66,767	$24,798	$41,969	$—

As of December 31, 2022 and 2021, the Company’s cash equivalents consisted of money market funds, classified as Level 1 financial assets, as these assets are valued using quoted market prices in active markets without any valuation adjustment. The financial assets valued based on Level 2 inputs as of December 31, 2021 consist of corporate debt securities and commercial paper, which consist of investments in highly-rated investment-grade securities. The Company estimates the fair values of these marketable securities by taking into consideration valuations obtained from third-party pricing sources. These pricing sources utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include market pricing based on real-time trade data for the same or similar securities, issuer credit spreads, benchmark yields, and other observable inputs. The Company validates the prices provided by its third-party pricing sources by understanding the models used, obtaining market values from other pricing sources and analyzing pricing data in certain instances.

During the years ended December 31, 2022 and 2021, there were no transfers between fair value measurement levels.

4. Investments

As of December 31, 2022, the Company held no investments. As of December 31, 2021, the Company had short-term investments consisting of corporate debt securities and commercial paper, which are considered to be available-for-sale investments. These are included in short-term investments on the consolidated balance sheets, even though the stated maturity date may be one year or more beyond the current balance sheet date, as the Company views those securities as available for use in current operations, if needed. The following table summarizes the Company’s investments as of December 31, 2021 (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Current:
Commercial paper	$26,131	$—	$—	$26,131
Corporate debt securities	15,854	—	(16)	15,838
Total	$41,985	$—	$(16)	$41,969

As of December 31, 2021, the Company held seven available-for-sale securities with an aggregate value of approximately $15.8 million in an unrealized loss position for less than twelve months. The Company held these securities until their final maturity date and determined there was no other-than-temporary impairment as of December 31, 2022 and 2021.

5. Property and Equipment, net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Property and equipment:
Leasehold improvements	$376	$336
Furniture and fixtures	464	143
Property and equipment	$840	$479
Less: accumulated depreciation	(840)	(229)
Property and equipment, net	$—	$250

Depreciation expense was $0.6 million and $0.1 million for the years ended December 31, 2022 and 2021, respectively. In July 2022, the Company entered into a second amendment and termination of office lease agreement (the “Termination Agreement”) to terminate the lease under the May 2019 Lease Agreement, as amended by the June 2021 Amended Lease Agreement. The Company revised the estimated useful lives of the existing leasehold improvements and furniture placed in service at its premises, which are included as component of property and equipment, net on its consolidated balance sheets and are fully depreciated as of December 31, 2022.

6. Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrued research and development expenses	$85	$2,288
Accrued compensation and benefits	127	2,024
Accrued professional services	1,100	249
Accrued other	369	43
Total accrued expenses	$1,681	$4,604

7. License and Purchase Agreements

Tovinontrine (IMR-687) – Exclusive License Agreement with Lundbeck

In April 2016, the Company entered into a license agreement with Lundbeck (the “Lundbeck Agreement”) pursuant to which Lundbeck, among other things, granted the Company an exclusive, royalty-bearing license to certain patent rights and certain know-how owned or otherwise controlled by Lundbeck to research, develop, make, use, sell, and commercialize products from PDE9 inhibitors, which included tovinontrine.  In November 2022, the Lundbeck Agreement was assigned to Cardurion in connection with the Asset Sale.

Prior to the assignment to Cardurion, the Company made cash payments to Lundbeck of $2.0 million consisting of an upfront payment and ongoing milestone payments of which $0.3 million was paid during the year ended December 31, 2022. Such payments were recorded as research and development expense. No payments were made during the year ended December 31, 2021. As partial consideration for the license, the Company issued 167,523 shares of common stock to Lundbeck in 2016, which represented 8.0% of the Company’s then outstanding equity pursuant to a restricted stock agreement. The shares were fully vested on the date of issuance.

Sale of Tovinontrine (IMR-687) and the PDE9 program

In November 2022, the Company completed the Asset Sale to Cardurion pursuant to the Asset Purchase Agreement entered into in September 2022. In advance of executing the Asset Purchase Agreement, Cardurion paid the Company $0.3 million upon the execution of a non-binding term sheet as a reimbursement to the Company for fees it paid to Lundbeck related to its license agreement with Lundbeck.  In accordance with the Asset Purchase Agreement the Company sold the license, know-how, patent rights, clinical research organization and clinical manufacturing organization contracts, inventory for its research and development, and other intangible assets related to tovinontrine and its PDE9 program to Cardurion in exchange for an up-front cash payment of $34.8 million. In addition, the Asset Purchase Agreement includes future milestone payments if Cardurion achieves a proof-of-concept milestone and if Cardurion achieves a regulatory and/or commercial milestone. Specifically, if Cardurion achieves the proof-of-concept milestone it will pay the Company a $10.0 million milestone payment, and if Cardurion achieves the regulatory and/or commercial milestone it will pay the Company a $50.0 million milestone payment. These milestone payments are a form of contingent consideration as the Company’s receipt of these payments is contingent upon the achievement of the future milestones. The Company has excluded these payments from the transaction price at closing, and will recognize a gain contingency when the milestones are achieved.

As a result of the Asset Sale, the Company recognized a gain on the Asset Sale equal to $35.0 million, which is included in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022. Additionally, as part of the asset sale process, the Company incurred costs of $2.5 million for legal, accounting and transaction services. $2.0 million of these costs were incurred during the third quarter 2022, and the remaining $0.5 million were incurred in the fourth quarter 2022. The Company recognized these costs within the General and administrative line of the Condensed Consolidated Statements of Operations and Comprehensive loss for the periods ended September 30, 2022, and the Consolidated Statements of Operations and Comprehensive Income (Loss) for the year ended December 31, 2022.

8. Commitments and Contingencies

Lease Agreements

In May 2019, the Company entered into a new operating lease agreement for office space totaling 4,210 square feet, located in Boston, Massachusetts with a 62-month term (the “May 2019 Lease Agreement). The lease included a rent escalation clause which resulted in cash rental payments of approximately $0.3 million annually. Rent expense was recognized on a straight-line basis over the expected lease term. In addition to the base rent, the Company was also responsible for its share of operating expenses, electricity and real estate taxes, in accordance with the terms of the May 2019 Lease Agreement. The Company provided a security deposit of approximately $0.1 million during the year ended December 31, 2019, which was included as a component of other assets on the Company’s consolidated balance sheets for the year ended December 31, 2021.

In June 2021, the Company entered into an amendment to the May 2019 Lease Agreement (the “June 2021 Amended Lease Agreement”). Under the terms of the June 2021 Amended Lease Agreement, the Company expanded its leased premises by an additional 5,026 square feet, bringing the total office space to 9,236 square feet.  The term of the June 2021 Amended Lease Agreement commenced in February 2022 and, prior to the early termination of the lease discussed below, was set to expire on March 31, 2027. Upon commencement of the term of the June 2021 Amended Lease Agreement, the annual base rent obligation was approximately $0.6 million, with a total cash obligation for base rent over the initial five-year term of the lease of approximately $3.1 million. In addition to the base rent, the Company was also responsible for its share of operating expenses, electricity and real estate taxes. Upon execution of the June 2021 Amended Lease Agreement, the Company provided an additional security deposit in the amount of $0.1 million, with security deposits under the May 2019 Lease Agreement and June 2021 Amended Lease Agreement totaling $0.2 million.

In July 2022, the Company entered into a second amendment and termination of office lease agreement (the “Termination Agreement”) to terminate the lease under the May 2019 Lease Agreement, as amended by the June 2021 Amended Lease Agreement. The termination of the lease became effective on August 7, 2022 as a result of the landlord entering into a new lease agreement with a third-party tenant for the premises covered by the lease.  As part of the Termination Agreement the Company paid a lease termination fee of $0.3 million, which was comprised of forfeiture of its $0.2 million security deposit and an additional fee of $0.1 million. In connection with this termination the Company remeasured its right of use assets and operating lease liabilities and recorded a gain of less than $0.1 million. The Company revised the estimated useful lives of the existing leasehold improvements and furniture placed in service at its premises, which are included as component of property and equipment, net on its consolidated balance sheets and are fully depreciated as of December 31, 2022.

The Company recorded rent expense of approximately $0.5 million and $0.3 million during the years ended December 31, 2022 and 2021, respectively.

There are no future lease payments due under the June 2021 Amended Lease Agreement following termination.

Legal Proceedings

The Company may from time to time be party to litigation arising in the ordinary course of business. The Company was not subject to any material legal proceedings during the years ended December 31, 2022 and 2021, and no material legal proceedings are currently pending or, to the best of its knowledge, threatened.

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

Common stockholders are entitled to receive dividends, as may be declared by the Board, if any, subject to the preferential dividend rights of any preferred stock then outstanding. Through December 31, 2022, no cash dividends have been declared or paid.

As of December 31, 2022, 10,000,000 shares of preferred stock were authorized and no shares of preferred stock were issued or outstanding.

As of December 31, 2022 and December 31, 2021, the Company has reserved for future issuance the following shares of common stock:

	December 31, 2022	December 31, 2021
Shares reserved for future issuance under the 2020 Equity Incentive Plan	2,627,945	1,216,532
Shares reserved for future issuance under the 2020 Employee Stock Purchase Plan	438,539	175,667
	3,066,484	1,392,199

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

As of December 31, 2022, there were 2,627,945 shares available for future issuance under the 2020 Plan.

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	2,373,024	$9.63	8.19	$—
Granted	501,839	1.35
Exercised	-
Forfeited	(1,075,205)	10.00
Outstanding as of December 31, 2022	1,799,658	$7.10	7.17	$1,006
Options vested and exercisable as of December 31, 2022	1,291,257	$7.03	6.79	$428

The aggregate intrinsic value of options is calculated as the difference between the exercise price of the stock options and the fair value of the Company’s common stock for those stock options that had exercise prices lower than the fair value of the common stock as of the end of the period.

The weighted-average grant date fair value of the Company’s stock options granted during the years ended December 31, 2022 and 2021 was $1.02 and $7.00, respectively.

The assumptions that the Company used to determine the grant date fair value of stock options granted to employees, non-employees and members of the Board during the years ended December 31, 2022 and 2021 were as follows, presented on a weighted-average basis:

	Year Ended December 31,
	2022	2021
Expected term (in years)	6.16	6.20
Expected volatility	91.18%	81.0%
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.83%	0.81%

Restricted Stock Units

In January 2022, the Company granted 425,289 restricted stock units to employees under the 2020 Plan, which will vest over a four year term. A summary of the restricted stock unit ("RSU") activity and related information is as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested as of December 31, 2021	—	$—
Granted	425,289	1.38
Vested	—	—
Forfeited	(211,846)	1.38
Unvested as of December 31, 2022	213,443	$1.38

Performance-based awards

The Company granted stock options to purchase an aggregate of 220,928 shares of common stock to certain employees, officers and consultants and advisors of the Company on May 16, 2019, June 5, 2019 and June 21, 2019, which contain performance-based vesting criteria. Vesting of these options was contingent on the closing of the second tranche of Series B Preferred Stock financing. Stock-based compensation expense associated with performance-based stock options is recognized if the performance conditions are considered probable of being achieved, using management’s best estimates. As a result of the performance condition being met on February 25, 2020, these options vested as to 25% of the shares underlying each option on February 25, 2021 and vest as to the remainder of the shares in equal quarterly installments for three years thereafter. The Company recognized stock-based compensation expense of less than $0.1 million and $0.2 million for these options during the years ended December 31, 2022 and December 31, 2021, respectively.

Stock-Based Compensation

Stock-based compensation expense included in the Company’s consolidated statements of operations and comprehensive loss is as follows (in thousands):

	Year Ended December 31,
	2022	2021
General and administrative	$2,398	$2,441
Research and development	197	1,404
Total stock-based compensation expense	$2,595	$3,845

As of December 31, 2022, total unrecognized compensation cost related to the unvested stock-based awards was $2.3 million, to be recognized over a weighted-average period of 1.89 years.

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

The Company did not withhold any amount from employees during the year ended December 31, 2022 and did not issue any shares. During the year ended December 31, 2021, less than $0.1 million was withheld from employees, on an after-tax basis, in order to purchase 15,696 shares of the Company’s common stock. The Company recorded no stock-based compensation expense related to the 2020 ESPP for the year ended December 31, 2022 and less than $0.1 million for the year ended December 31, 2021. As of December 31, 2022, 438,539 shares of the Company’s common stock remained available for issuance under the 2020 ESPP.

11. Income Taxes

For the year ended December 31, 2022, the Company recorded pre-tax book income of approximately $1.6 million, due substantially to the Asset Sale discussed in Note 7 above.  As a result, the Company recorded tax expense of approximately $88.0 thousand in 2022, as the Company’s taxable income for the year is not able to be fully offset with current and prior year tax attributes.  In 2021, the Company did not record a current or deferred income tax expense or benefit due to current and historical losses incurred by the Company. The Company’s income and losses before income taxes consist solely of income and losses from domestic operations.

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

Based on the Company’s evaluation of this provision and pandemic-related impact on its operations in 2020 and 2021, it was determined that the Company qualified to claim ERC in the second, third and fourth calendar quarters of 2020, as well as in both the first, second, and third calendar quarters of 2021. The Company recognized an ERC of approximately $1.0 million as an offset to payroll tax expenses for the year ended December 31, 2021, in its consolidated statements of operations.

A reconciliation of income tax expense (benefit) computed at the statutory federal income tax rate to income taxes as reflected in the consolidated financial statements is as follows:

	2022	2021
Income taxes at U.S. statutory rate	21%	21%
State income taxes	15.0	6
Permanent items	-3.2	0
Tax Credit	-142.9	5
Equity Compensation	70.9	0
Other	0.1	0
Change in valuation allowance	44.7	(32)
Total provision for income taxes	5.6%	0%

Deferred taxes are recognized for temporary differences between the basis of assets and liabilities for financial statement and income tax purposes. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2022 and 2021 are comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$32,931	$37,411
Tax credits carryforwards	8,930	6,968
Capitalized Sec. 174 Costs	4,591	—
Stock-based compensation	673	1,268
Amortization	323	493
Accruals	—	545
Lease incentive liability	—	—
Lease liability	—	175
Unrealized gains/losses on investments	—	4
Other	5	31
Total deferred tax assets	47,453	46,895
Valuation allowance	(47,453)	(46,742)
Net deferred tax assets	—	153
Deferred tax liabilities
Tenant improvement allowance	—	(12)
Unrealized gains/losses on investments	—	—
Right of Use Asset	—	(141)
Less Valuation Allowance	—	—
Total deferred tax liabilities	—	(153)
Net deferred taxes	$—	$—

The Company has evaluated the positive and negative evidence bearing upon its ability to realize its deferred tax assets, which are comprised primarily of net operating loss carryforwards and tax credits. Management has considered the Company’s history of cumulative net losses in the United States, estimated future taxable income and prudent and feasible tax planning strategies and has concluded that it is more likely than not that the Company will not realize the benefits of its U.S. federal and state deferred tax assets. Accordingly, a full valuation allowance has been established against these net deferred tax assets as of December 31, 2022 and 2021, respectively. The Company reevaluates the positive and negative evidence at each reporting period. The Company’s valuation allowance increased during 2022 by approximately $0.7 million primarily due to capitalized section 174 costs that were generated in the current year partially offset by utilization of net operating losses because of current year taxable income.

As of December 31, 2022 and 2021, the Company had U.S. federal net operating loss carryforwards of $122.8 million and $139.2 million, respectively, which may be available to offset future income tax liabilities. The 2017 Tax Cuts and Jobs Act (“TCJA”) will generally allow losses incurred after 2017 to be carried over indefinitely but will generally limit the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Section 382 of the Internal Revenue Code of 1986, as amended). Also, there will be no carryback for losses incurred after 2017. Losses incurred prior to 2018 will generally be deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of a corporation’s taxable income and be available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $115.9 million, which do not expire. The federal net operating losses generated prior to 2018 of $7.9 million will expire at various dates through 2037.With the exception of the current year, the Company has been generating losses since its inception.

As of December 31, 2022 and 2021, the Company also had U.S. state net operating loss carryforwards of $113 million and $129.4 million, respectively, which may be available to offset future income tax liabilities and expire at various dates through 2041.

As of December 31, 2022 and 2021, the Company had federal tax credit carryforwards of approximately $8.3 million and $6.5 million, respectively, available to reduce future tax liabilities which expire at various dates through 2042. As of December 31, 2022 and 2021, the Company had state research and development tax credit carryforwards of approximately $0.8 million and $0.6 million, respectively, available to reduce future tax liabilities which expire at various dates through 2037.

The utilization of our net operating loss carryforwards and research tax credit carryovers are subject to annual limitations under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state tax provisions, due to ownership change limitations that have occurred previously and that could occur in the future. These ownership changes limit the amount of net operating loss carryforwards and other deferred tax assets that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percent points over a three-year period.  The Company has conducted an analysis of an ownership change under section 382.  The impact of the Company's Section 382 study, which was conducted this year, has resulted in a reduction of the amount of tax attributes available to the Company to offset taxable income and income tax liabilities.

The Company has not, as of yet, conducted a study of research and development and orphan drug credit carryovers.  Such a study, once undertaken by the Company, may result in an adjustment to the Company's research and development and orphan drug credit carryovers; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position.  A full valuation allowance has been provided against the Company's research and development and orphan drug credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance.  Thus, there would be no impact to the balance sheet or statement of operations if an adjustment were required

At December 31, 2022 and December 31, 2021, the Company did not have any significant uncertain tax positions. The Company will recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2022 and 2021, the Company had no accrued interest or penalties related to uncertain tax positions and no amounts have been recognized in the Company’s statement of operations. The Company does not anticipate a material change to unrecognized tax benefits in the next twelve months.

The Company files tax returns in the United States and Massachusetts. The Company is subject to U.S. federal and state examinations by tax authorities for years 2018 through the present. In addition, all of the Company’s tax years will remain open for examination by the federal and state taxing authorities to the extent that the Company's tax attributes are utilized in future years to offset income or income taxes.

12. Net Income (Loss) Per Share

The following table sets forth the computation of the Company’s basic and diluted net income (loss) per share for the years ended December 31, 2022 and 2021 (in thousands, except share and per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net income (loss) attributable to common stockholders—basic and diluted	$1,488	$(51,384)
Denominator:
Weighted-average common shares outstanding—basic	26,287,264	21,661,450
Weighted-average common shares outstanding—diluted	26,385,567	21,661,450
Net income (loss) per share applicable to common stockholders—basic	$0.06	$(2.37)
Net income (loss) per share applicable to common stockholders—diluted	$0.06	$(2.37)

The Company excluded the following potential common shares from the computation of diluted net income (loss) per share attributable to common stockholders for the years ended December 31, 2022 and 2021 because including them would have had an anti-dilutive effect:

	Year Ended December 31,
	2022	2021
Options to purchase common stock	1,740,158	2,373,024
Unvested restricted shares	124,768	—
Shares reserved for future issuance under the ESPP	—	175,667

13. Related Party Transactions

Lundbeck

Lundbeckfond Invest A/S is one of the Company’s stockholders and participated in all tranches of the Series A convertible preferred stock (“Series A Preferred Stock”) financing and both tranches of the Series B Preferred Stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeckfond Invest A/S owned 5,470,492 shares of Series A Preferred Stock as of December 31, 2019, and 478,749 shares of Series Seed convertible preferred stock as of December 31, 2019. Lundbeckfond Invest A/S owned 1,326,111 shares of Series B Preferred Stock as of December 31, 2019. All shares of preferred stock converted into shares of common stock upon closing of the IPO. Lundbeckfond Invest A/S also purchased 187,500 shares of common stock in the IPO. This reflects a 5.1% and a 5.0% ownership interest on a fully diluted basis as of December 31, 2022 and 2021, respectively. Mette Kirstine Agger, who was a member of the Company’s board of directors until June 29, 2021, is a Managing Partner at Lundbeckfonden Ventures, which is an affiliate of Lundbeckfond Invest A/S.

Lundbeck, an affiliate of Lundbeckfond Invest A/S, is also one of the Company’s stockholders and participated in the fourth tranche of the Company’s Series A Preferred Stock financing. Prior to the conversion of the Company’s preferred stock, Lundbeck owned 499,069 shares of Series A Preferred Stock as of December 31, 2019, as well as 443,271 shares of common stock issued in conjunction with the Lundbeck Agreement (See Note 7). All shares of preferred stock converted into shares of common stock upon closing of the IPO. This reflects a 1.9% and a 1.8% ownership interest on a fully diluted basis as of December 31, 2022 and 2021, respectively. Lundbeck did not participate in the Series B Preferred Stock financing.

To date, pursuant to the Lundbeck Agreement, the Company has made cash payments to Lundbeck of $2.0 million consisting of an upfront payment and ongoing milestone payments which are recorded as research and development expense.

14. Benefit Plans

The Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code effective as of January 2019. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Matching contributions to the plan may be made at the discretion of the Board. The Company contributed a match of $0.1 million and $0.2 million to the plan during the years ended December 31, 2022 and 2021, respectively.