Form 10-Q
period 2023-06-30
Enliven Therapeutics, Inc.
filed 2023-08-10
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 1, 2023, the registrant had 41,151,111 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing, progress and results of clinical trials for ELVN-001 from our BCR-ABL (as defined below) program and ELVN-002 from our HER2 (as defined below) program, and other product candidates we have and may in the future develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and research and development programs;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of INDs (as defined below) and final U.S. Food and Drug Administration (“FDA”) approval of ELVN-001 from our BCR-ABL program and ELVN-002 from our HER2 program and any other future product candidates;
•
the timing, scope or likelihood of foreign regulatory filings and approvals;
•
our ability to develop and advance current product candidates and programs into, and successfully complete, clinical trials;
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
•
expectations regarding the impact of health epidemics or other outbreaks, including the COVID-19 pandemic, on our business;
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
•
our expectations regarding sales of our common stock made pursuant to the Sales Agreement (as defined below);
•
our financial performance;
•
the period over which we estimate our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements;
•
our ability to utilize our net operating loss carryforwards and tax credit carryforwards (“NOLs”);
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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$125,715	$75,536
Marketable securities	152,150	—
Prepaid expenses and other current assets	5,310	2,217
Total current assets	283,175	77,753
Property and equipment, net	867	890
Operating lease right-of-use assets	475	626
Deferred offering costs	524	3,975
Restricted cash	54	54
Other long-term assets	3,406	—
Total assets	$288,501	$83,298
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$2,843	$3,438
Accrued expenses and other current liabilities	6,304	6,277
Total current liabilities	9,147	9,715
Long-term liabilities	360	659
Total liabilities	9,507	10,374
Commitments and contingencies (Note 9):
Convertible preferred stock, par value $0.0001; authorized shares - none and 61,730,064 at June 30, 2023 and December 31, 2022, respectively; issued and outstanding shares - none and 61,730,064 at June 30, 2023 and December 31, 2022, respectively; liquidation preference - $0 and $140,520 at June 30, 2023 and December 31, 2022, respectively	—	149,749
Stockholders' equity (deficit):
Preferred stock, par value $0.001; authorized shares - 10,000,000 and none at June 30, 2023 and December 31, 2022, respectively; issued and outstanding shares - none	—	—
Common stock, par value $0.001 and $0.0001 at June 30, 2023 and December 31, 2022, respectively; authorized shares - 100,000,000 and 26,264,364 at June 30, 2023 and December 31, 2022, respectively; issued and outstanding shares - 41,151,111 and 3,570,019 at June 30, 2023 and December 31, 2022, respectively	41	1
Additional paid-in capital	393,373	6,038
Accumulated other comprehensive loss	(111)	—
Accumulated deficit	(114,309)	(82,864)
Total stockholders’ equity (deficit)	278,994	(76,825)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$288,501	$83,298

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$15,183	$7,937	$27,063	$14,996
General and administrative	4,951	1,079	9,489	2,698
Total operating expenses	20,134	9,016	36,552	17,694
Loss from operations	(20,134)	(9,016)	(36,552)	(17,694)
Other income (expense), net
Interest income	3,413	127	5,107	136
Total other income (expense), net	3,413	127	5,107	136
Net loss	(16,721)	(8,889)	(31,445)	(17,558)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(111)	—	(111)	—
Comprehensive loss	$(16,832)	$(8,889)	$(31,556)	$(17,558)
Net loss per share, basic and diluted	$(0.41)	$(2.86)	$(1.05)	$(5.87)
Weighted-average shares outstanding, basic and diluted	40,961,024	3,103,974	29,862,182	2,991,004

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance - January 1, 2022	61,730,064	$149,749	3,435,014	$1	$2,314	$—	$(45,202)	$(42,887)
Exercise of common stock options	—	—	122,475	—	228	—	—	228
Vesting of restricted stock and stock options	—	—	—	—	64	—	—	64
Stock-based compensation	—	—	—	—	654	—	—	654
Net loss	—	—	—	—	—	—	(8,669)	(8,669)
Balance - March 31, 2022	61,730,064	$149,749	3,557,489	$1	$3,260	$—	$(53,871)	$(50,610)
Exercise of common stock options	—	—	1,062	—	5	—	—	5
Vesting of restricted stock and stock options	—	—	—	—	80	—	—	80
Stock-based compensation	—	—	—	—	701	—	—	701
Net loss	—	—	—	—	—	—	(8,889)	(8,889)
Balance - June 30, 2022	61,730,064	$149,749	3,558,551	$1	$4,046	$—	$(62,760)	$(58,713)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance - January 1, 2023	61,730,064	$149,749	3,570,019	$1	$6,038	$—	$(82,864)	$(76,825)
Exercise of common stock options	—	—	55,599	—	140	—	—	140
Vesting of restricted stock and stock options	—	—	—	—	73	—	—	73
Conversion of convertible preferred stock to common stock in connection with the Merger	(61,730,064)	(149,749)	18,216,847	18	149,731	—	—	149,749
Issuance of common stock in the Financing Transaction, net of issuance costs of $4,955	—	—	12,638,636	13	159,531	—	—	159,544
Issuance of common stock to former stockholders of Imara Inc. in connection with the Merger	—	—	6,625,176	7	80,234	—	—	80,241
Adjustment for change in common stock par value in connection with the Merger	—	—	—	2	(2)	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	(9,044)	—	—	(9,044)
Stock-based compensation	—	—	—	—	2,262	—	—	2,262
Net loss	—	—	—	—	—	—	(14,724)	(14,724)
Balance - March 31, 2023	—	$—	41,106,277	$41	$388,963	$—	$(97,588)	$291,416
Exercise of common stock options	—	—	44,834	—	141	—	—	141
Vesting of restricted stock and stock options	—	—	—	—	74	—	—	74
Stock-based compensation	—	—	—	—	4,195	—	—	4,195
Net loss	—	—	—	—	—	—	(16,721)	(16,721)
Other comprehensive loss	—	—	—	—	—	(111)	—	(111)
Balance - June 30, 2023	—	$—	41,151,111	$41	$393,373	$(111)	$(114,309)	$278,994

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(31,445)	$(17,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	141	91
Stock-based compensation	6,457	1,355
Amortization of premiums and discounts on marketable securities, net	(831)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(5,762)	(972)
Operating lease right-of-use assets	(2)	1
Accounts payable	304	(965)
Accrued expenses and other liabilities	(1,755)	563
Net cash used in operating activities	(32,893)	(17,485)
Cash flows from investing activities:
Purchases of marketable securities	(151,430)	—
Purchases of property and equipment	(119)	(497)
Net cash used in investing activities	(151,549)	(497)
Cash flows from financing activities:
Proceeds from exercise of stock options	281	578
Payment of deferred offering costs related to initial public offering	—	(164)
Payment of deferred offering costs related to the Sales Agreement	(110)	—
Proceeds from the Financing Transaction, net of issuance costs	161,365	—
Cash acquired in connection with the reverse recapitalization	81,821	—
Payment of reverse recapitalization transaction costs	(8,736)	—
Net cash provided by financing activities	234,621	414
Net increase (decrease) in cash, cash equivalents and restricted cash	50,179	(17,568)
Cash, cash equivalents and restricted cash at the beginning of the period	75,590	110,078
Cash, cash equivalents and restricted cash at the end of the period	$125,769	$92,510

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$125,715	$92,456
Restricted cash	54	54
Total cash, cash equivalents and restricted cash	$125,769	$92,510

Supplemental disclosure of non-cash operating activities:
Deferred offering costs related to the initial public offering included in accrued expenses and other current liabilities	$—	$97
Deferred offering costs related to the Sales Agreement included in accounts payable and accrued expenses and other current liabilities	$414	$—
Purchases of property and equipment included in accounts payable	$—	$3

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$149,749	$—

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

The Merger, Exchange Ratio and Financing Transaction

On October 13, 2022, the Company entered into an agreement and plan of merger (“Merger Agreement” and such transactions considered by the Merger Agreement, the “Merger”) with Former Enliven.

On February 23, 2023, the Company completed the Merger with Former Enliven in accordance with the Merger Agreement. Prior to the effective time of the Merger, the Company effected a 1-for-4 reverse stock split (the “Reverse Stock Split”), and right after the Merger, the Company changed its name to Enliven Therapeutics, Inc. Subject to the terms and conditions of the Merger Agreement, at the closing of the Merger, (a) each outstanding share of Former Enliven common stock (including common stock issued upon the conversion of its preferred stock) was converted into the right to receive a number of shares of the Company’s common stock (“Company Common Stock”) (after giving effect to the Reverse Stock Split) equal to the exchange ratio per the Merger Agreement; and (b) each then outstanding Former Enliven stock option that had not previously been exercised prior to the closing of the Merger was assumed by the Company. At closing of the Merger, the Company issued an aggregate of 34,426,351 shares of Company Common Stock to Former Enliven’s stockholders, based on an exchange ratio of approximately 0.2951 shares of Company Common Stock for each share of Former Enliven common stock outstanding immediately prior to the Merger, including those shares of common stock issued upon conversion of the Former Enliven preferred stock, resulting in 41,011,501 shares of Company Common Stock being issued and outstanding immediately following the effective time of the Merger. The Company also assumed all of the outstanding and unexercised stock options to purchase shares of Former Enliven common stock. The assumed options continue to be governed by the terms of the 2019 Equity Incentive Plan (as further discussed in Note 12) under which the options were originally granted, with such options hence forth representing the right to purchase a number of shares of Company Common Stock equal to approximately 0.2951 multiplied by the number of shares of Former Enliven common stock previously represented by such options.

The Merger was accounted for as a reverse recapitalization in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). Under this method of accounting, Former Enliven was deemed to be the accounting acquirer for financial reporting purposes. This determination was primarily based on the expectation that, immediately following the Merger: (i) Former Enliven stockholders will own a substantial majority of the voting rights; (ii) Former Enliven will designate a majority (eight of nine) of the initial members of the board of directors of the combined company; and (iii) Former Enliven’s executive management team will become the management team of the combined company; and (iv) the combined company will be named Enliven Therapeutics, Inc. and be headquartered in Boulder, Colorado. Accordingly, for accounting purposes, the Merger was treated as the equivalent of Former Enliven issuing stock to acquire the net assets of the Company. As a result of the Merger, the net assets of the Company were recorded at their acquisition-date fair value in the financial statements of Former Enliven and the reported operating results prior to the Merger will be those of Former Enliven. Historical common share figures of Former Enliven have been retroactively restated based on the exchange ratio of approximately 0.2951.

On February 23, 2023, prior to the effective time of the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent, pursuant to which the Company’s pre-Merger common stockholders received one contingent value right (each, a “CVR”) for each outstanding share of the Company’s common stock held by such stockholder as of February 22, 2023. Each CVR represents the contractual right to receive payments upon the occurrence of certain events related to the Company’s sale of certain assets prior to the completion of the Merger, in each case subject to, and in accordance with, the terms and conditions of the CVR Agreement. As of June 30, 2023, no payments have been received under the CVR Agreement.

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and COVID-19. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of June 30, 2023, the Company had an accumulated deficit of $114.3 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $277.9 million as of June 30, 2023 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

On June 23, 2023, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows the Company to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, the Company also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of Company Common Stock, from time to time through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”), having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of Company Common Stock made pursuant to the Sales Agreement, if any, will be made under the Company’s shelf registration statement on Form S-3. On July 6, 2023, the Company filed a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of Company Common Stock under the Sales Agreement. To date, there have been no sales of Company Common Stock pursuant to the Sales Agreement.

On April 1, 2021, the Company entered into a Controlled Equity Offering Sales Agreement (the “Prior Sales Agreement”) with

Cantor Fitzgerald & Co., as agent (“Cantor Fitzgerald”), pursuant to which the Company was permitted to issue and sell shares of Company Common Stock having an aggregate offering price of up to $75.0 million, from time to time through Cantor Fitzgerald. In connection with the Company’s entry into the Sales Agreement, on June 23, 2023, the Prior Sales Agreement was terminated.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with Former Enliven’s audited financial statements as of and for the year ended December 31, 2022 included in the Company’s current report on Form 8-K filed with the SEC on June 23, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to the determination of fair value of the Company’s common stock, stock-based compensation and accrued research and development expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. Actual results may differ from those estimates or assumptions.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2023 and December 31, 2022, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a sublease with the facility’s landlord. As of June 30, 2023 and December 31, 2022, $54,000 of restricted cash was reflected in restricted cash in the balance sheets.

Marketable securities

The Company’s marketable securities primarily consist of U.S. Treasury securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). The Company classifies marketable securities with remaining maturities greater than one year as current assets due to their highly liquid nature and because such marketable securities represent the investment of cash that is available to fund the Company’s current operations. Interest and dividends on marketable securities are included in interest income. The cost of marketable securities sold is based on the specific identification method, with any realized gains and losses recorded as interest income. There were no realized gains and losses during the periods presented.

At each balance sheet date, the Company assesses available-for-sale debt securities in an unrealized loss position to determine whether the unrealized loss or any potential credit losses should be recognized in net income (loss). For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through net income (loss). For available-for-sale securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, the Company considers the severity of the impairment, any changes in interest rates, underlying credit ratings and forecasted recovery, among other factors. The credit-related portion of unrealized losses, and any subsequent improvements, are recorded as an allowance in interest income. There have been no impairment or credit losses recognized during the periods presented.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities, as well as restricted cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. The Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Deferred offering costs

Deferred offering costs represent legal, accounting and other direct costs related to the Company’s efforts to raise capital through a public or private sale of the Company’s common stock. These costs are generally deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as a reduction of the proceeds. In the instance where a planned equity financing is abandoned, terminated or significantly delayed, the deferred offering costs are recorded as expense in the period of such determination.

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

Leases

The Company elected to early adopt ASU No. 2016-02, Leases (ASC 842) and its associated amendments as of January 1, 2020. In June 2020, the Company entered into a sublease agreement under which it leased laboratory and office facilities, which the Company determined to be an operating lease. At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use ("ROU") asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding ROU assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. As the Company’s lease does not provide an implicit rate, the Company utilizes the appropriate incremental borrowing rate, determined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term and in a similar economic environment. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient to not separate between lease and non-lease components.

Operating ROU assets are reflected in operating lease right-of-use assets on the balance sheets. Operating lease liabilities are reflected in accrued expenses and other current liabilities and long-term liabilities on the balance sheets.

Convertible preferred stock

The Company classifies convertible preferred stock outside of stockholders’ equity (deficit) on its balance sheet as the requirements of triggering a deemed liquidation event are not within the Company’s control. In the event of a deemed liquidation event, the proceeds from the event are distributed in accordance with liquidation preferences (Note 11). The Company records the issuance of convertible preferred stock at the issuance price less related issuance costs and less any discount arising on allocation of proceeds to one or more derivative features. The Company has not adjusted the carrying values of the convertible preferred stock to its liquidation preference because of the uncertainty as to whether a deemed liquidation event may occur. In February 2023, all outstanding shares of convertible preferred stock were converted into common shares upon the closing of the Merger.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on marketable securities, other than losses attributable to a credit loss, which are included in other income and expense. The Company's only component of other comprehensive loss is related to unrealized gains and losses on marketable securities.

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

There were no other significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2022 and 2021 to the recently issued accounting standards for the six months ended June 30, 2023.

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

In connection with the Merger and concurrent Financing Transaction, the Company incurred reverse recapitalization transaction costs of $9.0 million and issuance costs of $5.0 million, which were capitalized and recorded on the condensed consolidated balance sheets as deferred offering costs. On February 23, 2023, at the close of the Merger, the deferred offering costs were recorded as contra equity. As of June 30, 2023 and December 31, 2022, deferred offering costs related to the Merger and Financing Transaction were $0 and $4.0 million, respectively.

In addition, the Company incurred $1.3 million in stock-based compensation expense as a result of the acceleration of vesting of stock options at the time of the Merger. This amount was recorded in general and administrative expense on the condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023.

4. Fair Value of Financial Instruments

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of June 30, 2023	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$99,277	$99,277	$—	$—
U.S. Treasury securities	24,937	24,937	—	—
Marketable securities:
U.S. Treasury securities	152,150	152,150	—	—
Total	$276,364	$276,364	$—	$—

As of December 31, 2022	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$74,523	$74,523	$—	$—
Total	$74,523	$74,523	$—	$—

5. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. As of June 30, 2023, marketable securities consisted of the following (in thousands):

As of June 30, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$152,261	$3	$(114)	$152,150
Total		$152,261	$3	$(114)	$152,150

As of December 31, 2022, the Company had no investments in marketable securities.

6. Leases

Facility lease

In June 2020, the Company executed a sublease agreement for 6,782 square feet of office and laboratory space, which was set to expire on December 30, 2021. In March 2021, the Company amended its sublease agreement, increasing the leased space by 2,495 square feet to 9,277 square feet and monthly rent to $12,000. In April 2022, the lease term was extended to December 30, 2024. In addition, the Company’s lease space was increased to 18,170 square feet commencing in July 2022, and the rental payments were increased by an equally proportionate amount to reflect the increase in floor space. The monthly rent is subject to annual increases through the lease term. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of common area maintenance, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred. The incremental borrowing rate used to calculate the Company’s ROU assets and lease liabilities is 4%. The incremental borrowing rate was estimated based on the Company's estimated borrowing rate on a collateralized loan. As of June 30, 2023, the remaining ROU assets and lease liabilities were $0.5 million and $0.5 million, respectively. As of December 31, 2022, the remaining ROU assets and lease liabilities were $0.6 million and $0.6 million, respectively.

The Company recognized rent expense under the facility sublease of $82,000 and $41,000 for the three months ended June 30, 2023 and 2022, respectively, and $163,000 and $82,000 for the six months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, the future minimum lease payments under the facilities operating sublease were as follows (in thousands):

As of
June 30, 2023
Year ending December 31,
2023 (remaining six months)	$164
2024	341
Thereafter	—
Total future minimum lease payments	505
Less: amount representing interest	(14)
Present value of lease liabilities	491
Less: current portion of lease liabilities	(329)
Lease liabilities, non-current	$162

No impairment losses were recognized during the three and six months ended June 30, 2023 and 2022.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	June 30, 2023	December 31, 2022
Laboratory equipment	5	$1,191	$1,191
Computer equipment	3	191	73
Property and equipment, gross		1,382	1,264
Less: accumulated depreciation		(515)	(374)
Property and equipment, net		$867	$890

Depreciation expense was $74,000 and $52,000 for the three months ended June 30, 2023 and 2022, respectively, and $141,000 and $91,000 for the six months ended June 30, 2023 and 2022, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	June 30, 2023	December 31, 2022
Accrued employee compensation costs	$1,778	$2,130
Accrued research and development costs	3,244	1,918
Accrued deferred offering costs	349	1,190
Lease liability	329	323
Accrued legal and professional fees	261	269
Other	343	447
Accrued expenses and other current liabilities	$6,304	$6,277

9. Commitments and Contingencies

Lease commitments

The Company’s commitments related to lease agreements are disclosed in Note 6.

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

Following discussions between the Company and counsel in the Actions, on December 19, 2022 and February 13, 2023, the Company filed a Form S-4/A and Form 8-K, respectively, with the SEC that contained additional information that mooted the disclosure claims asserted in the Actions (the “Supplemental Disclosures”). In connection with the filing of the Supplemental Disclosures, counsel in the Actions informed Defendants that, in light of the mootness of the stockholders’ claims, that stockholders would voluntarily dismiss the Complaint by filing a notice of voluntary dismissal, and agreed to not further pursue the actions contemplated by the Demands. On January 19, 2023, the Complaint was voluntarily dismissed by plaintiff.

The Company subsequently agreed to pay a mootness fee of an immaterial amount.

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2023 or December 31, 2022.

10. Common Stock

As of June 30, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 41,151,111 shares were issued and outstanding. As of June 30, 2023 and December 31, 2022, there were 146,304 and 252,662 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0.5 million and $0.6 million as of June 30, 2023 and December 31, 2022, respectively, of which $0.2 million and $0.3 million were recorded as long-term liabilities as of June 30, 2023 and December 31, 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through June 30, 2023.

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

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on July 3, 2023. To date, there have been no sales of common stock pursuant to the Sales Agreement.

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	June 30, 2023	December 31, 2022
Conversion of convertible preferred stock	—	18,216,847
Issuance of common stock upon exercise of stock options	5,722,333	3,316,671
Issuance of common stock upon vesting of restricted stock units	23,000	—
Equity awards available for grant under equity plans	1,906,755	906,265
Shares available for issuance under the Employee Stock Purchase Plan	402,757	—
Total common stock reserved for future issuance	8,054,845	22,439,783

11. Preferred Stock and Convertible Preferred Stock

Preferred Stock

As of June 30, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of June 30, 2023, no shares of preferred stock were issued and outstanding.

Convertible Preferred Stock

On February 23, 2023, Former Enliven completed the Merger with the Company in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Former Enliven’s preferred stock was converted into a share of Former Enliven’s common stock. At closing of the merger, the Company issued an aggregate of 34,426,351 shares of its common stock to Former Enliven stockholders, based on an exchange ratio of approximately 0.2951 shares of the Company’s common stock for each share of Former Enliven’s common stock outstanding immediately prior to the Merger, including those shares of common stock issued upon conversion of the Former Enliven preferred stock. No shares of convertible preferred stock were issued during the year ended December 31, 2022 or in 2023 prior to conversion.

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

12. Stock-Based Compensation

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. Following the 1-to-4 reverse stock split effected on February 23, 2023, the number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. As of June 30, 2023, 1,906,755 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

Awards granted under the Company’s equity plans expire no later than 10 years from the date of grant. Options and restricted stock granted to employees typically vest over a four-year period but may have been granted with different vesting terms.

2020 Employee Stock Purchase Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 11, 2020. The ESPP permits eligible employees who elect to participate, in six-month offering periods, to purchase shares of common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock on the first or last business day of each applicable six-month offering period, whichever is lower. Prior to the business combination between Former Enliven and the Company, purchase dates under the ESPP occurred on or about June 14 and December 14 each year.

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. Following the 1-to-4 reverse stock split effected on February 23, 2023, the number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of June 30, 2023, 402,757 shares of the Company’s common stock remained available for issuance under the ESPP.

Stock Options

Effective August 9, 2022, Former Enliven’s board of directors repriced certain previously granted and still outstanding vested and unvested stock option awards under the 2019 Plan. As a result, the exercise price for these awards was lowered to $2.48 per share, which was the fair value of Former Enliven’s common stock on August 9, 2022. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 2,209,826 vested and unvested stock options outstanding as of August 9, 2022, with original exercise prices ranging from $4.68 to $7.56, were repriced. The repricing on August 9, 2022 resulted in incremental stock-based compensation expense of $1.0 million, of which $0.3 million related to vested stock option awards and was expensed on the repricing date, and $0.7 million related to unvested stock option awards is being amortized on a straight-line basis over the remaining weighted-average vesting period of those awards of 2.9 years.

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2023	3,316,671	$2.20
Assumption of options in connection with the Merger	449,900	28.40
Options granted	2,165,478	22.93
Options exercised and vested	(141,563)	3.01
Options cancelled and forfeited	(68,153)	42.97
Outstanding - June 30, 2023	5,722,333	$11.60

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of June 30, 2023, total compensation cost not yet recognized related to unvested stock options was $38.5 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock awards

Upon formation of Former Enliven in June 2019, Former Enliven issued approximately 3.0 million shares in restricted common stock to its founders at approximately $0.0003 per share. 25% of the shares vested immediately upon issuance, with the remaining shares vesting evenly over 36 or 48 months. Vesting may be accelerated upon a change in control, as defined in the holder agreements. If the holders cease to have a business relationship with the Company, any unvested shares held by these individuals may be repurchased at their original purchase price. The unvested restricted stock is not considered outstanding for accounting purposes until the shares vest. As of June 30, 2023 and December 31, 2022, there were 0 and 41,499 founders' shares subject to repurchase, respectively.

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

The following table summarizes restricted stock award activity (excluding founders' shares discussed above):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2023	50,457	$0.14
Granted	—	—
Vested	(23,728)	0.14
Forfeited	—	—
Unvested - June 30, 2023	26,729	$0.14

As of June 30, 2023, total compensation cost not yet recognized was immaterial.

Restricted stock units

Restricted Stock Units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2023	—	$—
Granted	23,000	22.75
Vested	—	—
Forfeited	—	—
Unvested - June 30, 2023	23,000	$22.75

As of June 30, 2023, total compensation cost not yet recognized related to unvested RSUs was $0.4 million, which is expected to be recognized over a weighted-average period of 3.2 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$2,210	$411	$2,702	$760
General and administrative	1,985	290	3,755	595
Total stock-based compensation expense	$4,195	$701	$6,457	$1,355

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model. The following summarizes the inputs used:

	Six Months Ended June 30,
	2023	2022
Stock Price	$18.68 - $25.28	$6.78
Expected term (years)	5.8 - 6.0	6.0 - 6.3
Expected volatility	83% - 84%	80%
Risk-free interest rate	3.3% - 4.1%	1.6% - 2.8%
Expected dividend yield	—	—

13. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,721)	$(8,889)	$(31,445)	$(17,558)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	41,131,134	3,558,075	30,058,872	3,538,851
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(128,384)	(210,728)	(138,716)	(210,171)
Less: weighted-average unvested restricted shares of common stock	(41,726)	(243,373)	(57,974)	(337,676)
Weighted-average shares used to compute net loss per common share, basic and diluted	40,961,024	3,103,974	29,862,182	2,991,004
Net loss per share, basic and diluted	$(0.41)	$(2.86)	$(1.05)	$(5.87)

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be antidilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following potentially dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	As of June 30,
	2023	2022
Convertible preferred stock (as converted)	—	18,216,847
Stock options outstanding	5,722,333	3,268,886
Unvested restricted stock awards	26,729	157,183
Unvested restricted stock units	23,000	—
Total	5,772,062	21,642,916

14. Subsequent Events

The Company evaluated subsequent events from June 30, 2023, the date of these unaudited condensed consolidated financial statements, through August 10, 2023, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring recording or disclosure in the unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023. The Company concluded that no events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements, other than the effectiveness of the Company's Form S-3 disclosed in Notes 1 and 10.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this report.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help patients with cancer not only live longer, but better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall patient well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials which we believe supports the development of our product candidates by increasing our probability of success. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule kinase inhibitors. Our team includes leading chemists who have been the primary or co-inventor of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two parallel lead product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach. We also recently nominated our third product candidate.

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

To date, Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock. Former Enliven raised aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). As of June 30, 2023, we had cash, cash equivalents and marketable securities of $277.9 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of June 30, 2023, we had an accumulated deficit of $114.3 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $37.7 million and $24.7 million for the years ended December 31, 2022 and 2021, respectively, and $31.4 million for the six months ended June 30, 2023. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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
•
advance any other product candidates through preclinical and clinical development;
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
•
contract for supplies for use in potential combination trials;
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

Recent Developments

The Merger and Financing Transaction

On October 13, 2022, we entered into an agreement and plan of merger ("Merger Agreement" and such transactions considered by the Merger Agreement, the "Merger") with Former Enliven and Iguana Merger Sub, Inc. ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub merged with and into Former Enliven, with Former Enliven continuing as our wholly owned subsidiary and the surviving corporation of the Merger. The Merger is intended to qualify for U.S. federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”), and, in the event that Former Enliven stockholders, including stockholders that participated in the Financing Transaction where an aggregate of $164.5 million of common stock of Former Enliven was purchased, were in “control” of us immediately after the Merger (within the meaning of Section 368(c) of the Code), as a non-taxable exchange of shares of Former Enliven common stock for shares of our common stock within the meaning of Section 351(a) of the Code.

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

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine conflict and COVID-19, so that we may be prepared to react to new developments as they arise.

The extent of the impact of these developments on our business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on our personnel, the responses of governmental entities, and the responses of third parties, such as contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) and other third parties with whom we do business. Any prolonged material disruption to our employees or suppliers could adversely impact our development activities, financial condition and results of operations, including our ability to obtain financing. As a result of COVID-19, Pharmaron, a contract research organization that we use to conduct preclinical studies and clinical trials and provide us with active pharmaceutical ingredients (“APIs”), has previously experienced delays, which resulted in minor delays in our preclinical studies. While the extent of the impact of the COVID-19 pandemic and any future resurgence of COVID-19 cases or other public health outbreaks on our business and financial results is uncertain, a prolonged public health crisis could have a material negative impact on our business, financial condition and operating results. For more information regarding the risks related to macroeconomic and geopolitical developments, see the section titled “Risk Factors” found elsewhere in this quarterly report on Form 10-Q.

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
•
the cost to acquire drug product for use in combination studies; and

•
payments to third parties in connection with the preclinical development of our product candidates and any required companion diagnostics, including for outsourced professional scientific development services, consulting research and sponsored research.

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

Other Income (Expense), Net

Interest Income

Interest income primarily consists of interest earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$15,183	$7,937
General and administrative	4,951	1,079
Total operating expenses	20,134	9,016
Loss from operations	(20,134)	(9,016)
Other income (expense), net
Interest income	3,413	127
Total other income (expense), net	3,413	127
Net loss	$(16,721)	$(8,889)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
External expenses	$9,792	$5,450
Internal expenses
Employee related expenses	4,773	1,947
Facilities, laboratory supplies and other	618	540
Total internal expenses	5,391	2,487
Total research and development expenses	$15,183	$7,937

Research and development expenses were $15.2 million for the three months ended June 30, 2023 compared to $7.9 million for the three months ended June 30, 2022, an increase of $7.3 million. This increase was primarily due to increases in external research and development costs, consisting of $3.3 million in clinical trial expenses, $0.6 million in contract manufacturing expenses, $0.3 million in preclinical expenses and $0.2 million in other external costs, as well as increases in internal research and development costs, consisting of $1.8 million in stock-based compensation, $1.0 million in salaries and benefits, and $0.1 million in other expenses.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended June 30, 2023 compared to $1.1 million for the three months ended June 30, 2022, an increase of $3.9 million. The increase was primarily due to an increase of $1.7 million in stock-based compensation, $1.3 million in professional services costs, $0.4 million in salaries and benefits, $0.3 million in liability insurance costs, and $0.2 million in other expenses.

Other Income (Expense), Net

Interest income was $3.4 million for the three months ended June 30, 2023 compared to $127,000 for the three months ended June 30, 2022. The increase was primarily due to higher interest rates and higher investment balances.

Results of Operations

Comparison of the six months ended June 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$27,063	$14,996
General and administrative	9,489	2,698
Total operating expenses	36,552	17,694
Loss from operations	(36,552)	(17,694)
Other income (expense), net
Interest income	5,107	136
Total other income (expense), net	5,107	136
Net loss	$(31,445)	$(17,558)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
External expenses	$18,351	$10,467
Internal expenses
Employee related expenses	7,461	3,648
Facilities, laboratory supplies and other	1,251	881
Total internal expenses	8,712	4,529
Total research and development expenses	$27,063	$14,996

Research and development expenses were $27.1 million for the six months ended June 30, 2023 compared to $15.0 million for the six months ended June 30, 2022, an increase of $12.1 million. This increase was primarily due to increases in external research and development costs, consisting of $5.5 million in clinical trial expenses, $1.1 million in contract manufacturing expenses, $1.0 million in preclinical expenses and $0.3 million in other external costs, as well as increases in internal research and development costs, consisting of $1.9 million in stock-based compensation, $1.9 million in salaries and benefits, $0.2 million in facilities costs and $0.2 million in other expenses.

General and Administrative Expenses

General and administrative expenses were $9.5 million for the six months ended June 30, 2023 compared to $2.7 million for the six months ended June 30, 2022, an increase of $6.8 million. The increase was primarily due to an increase of $2.1 million in professional services costs, $1.9 million in stock-based compensation primarily related to higher valuations on equity grants, $1.3 million in stock-based compensation as a result of the acceleration of stock option vesting in connection with the Merger, $0.6 million in salaries and benefits, $0.4 million in liability insurance costs, $0.2 million in software services costs and $0.3 million in other expenses.

Other Income (Expense), Net

Interest income was $5.1 million for the six months ended June 30, 2023 compared to $136,000 for the six months ended June 30, 2022. The increase was primarily due to higher interest rates and higher investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. To date, Former Enliven funded its operations primarily through private placements of its convertible preferred stock for gross proceeds of $140.5 million and sale of common stock in the Financing Transaction for gross proceeds of $164.5 million on February 23, 2023. As of June 30, 2023, we had cash, cash equivalents and marketable securities of $277.9 million.

On June 23, 2023, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3. To date, there have been no sales of common stock pursuant to the Sales Agreement.

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
•
advance any other product candidates through preclinical and clinical development;
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
•
contract for supplies for use in potential combination trials;
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

We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. Former Enliven received gross proceeds of $164.5 million from the Financing Transaction on February 23, 2023. We expect to continue to incur costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our continuing operations. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(32,893)	$(17,485)
Net cash used in investing activities	(151,549)	(497)
Net cash provided by financing activities	234,621	414
Net increase (decrease) in cash, cash equivalents, and restricted cash	$50,179	$(17,568)

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2023 was $32.9 million. This consisted primarily of a net loss of $31.4 million, net cash outflows from changes in our operating assets and liabilities of $7.2 million (primarily due to an increase in prepaids and other assets and a net decrease in accounts payable and accrued expenses and other liabilities) and non-cash amortization of premiums and discounts on marketable securities of $0.8 million, partially offset by non-cash charges for stock-based compensation of $6.5 million.

Net cash used in operating activities during the six months ended June 30, 2022 was $17.5 million. This consisted primarily of a net loss of $17.6 million and net cash outflows from changes in our operating assets and liabilities of $1.4 million (primarily due to an increase in prepaids and other assets and a net decrease in accounts payable and accrued expenses and other liabilities), partially offset by non-cash charges for stock-based compensation of $1.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 was $151.5 million. This consisted primarily of cash used to purchase marketable securities of $151.4 million and cash used to purchase property and equipment of $0.1 million.

Net cash used in investing activities for the six months ended June 30, 2022 was $0.5 million. This consisted primarily of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was $234.6 million. This consisted primarily of net proceeds of $161.4 million resulting from the sale of shares of our common stock in the Financing Transaction and net cash acquired in connection with the reverse recapitalization of $73.1 million.

Net cash provided by financing activities during the six months ended June 30, 2022 was $0.4 million. This consisted primarily of proceeds of $0.6 million from the exercise of stock options, partially offset by the payment of $0.2 million in deferred offering costs related to our previous preparation for a potential initial public offering.

Contractual Obligations and Commitments

We sublease certain office and laboratory space in Boulder, Colorado under which the sublease was scheduled to expire in December 2021. We amended the lease in March 2021 and in April 2022 to expand its size and extend its expiration date to December 2024.

The following table summarizes our contractual obligations and commitments as of June 30, 2023 (in thousands):

	Payments Due by Period
	Total	Remainder of 2023	2024	Thereafter
Operating lease obligation	$505	$164	$341	$—

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

There have been no material changes to our significant accounting policies during the six months ended June 30, 2023, other than those discussed in Note 2 of our unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2023, included elsewhere in this quarterly report on Form 10-Q.

Accrued Research and Development Expense

We are required to estimate our expenses resulting from obligations under contracts with vendors and consultants, in connection with conducting research and development activities. The financial terms of these contracts are subject to negotiations, which vary from contract to contract and may result in payment flows that do not match the periods over which materials or services are provided under such contracts. We reflect research and development expenses in our financial statements by matching those expenses with the period in which services and efforts are expended. We account for these expenses according to the progress of the preclinical studies, manufacturing activities and clinical trials, as measured by the timing of various aspects of the study or related activities. We determine accrual estimates through review of the underlying contracts along with preparation of financial models taking into account discussions with research and development and other key personnel as to the progress of studies, or other services being conducted. During the course of a study, we adjust our rate of expense recognition if actual results differ from our estimates.

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

See Note 12 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q for further details.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2023, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of June 30, 2023, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation or other legal proceedings arising in the ordinary course of our business. We are not currently a party to any material litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors. The information set forth in Note 9. Commitments and Contingencies—Litigation to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001 and ELVN-002, research and development activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with Chronic Myeloid Leukemia (“CML”), and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We have also recently nominated a third product candidate. We have not initiated clinical trials for any other product candidate.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations principally through private placements of our preferred stock. Our net loss was $31.4 million for the six months ended June 30, 2023. As of June 30, 2023, we had an accumulated deficit of $114.3 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that we will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We have never generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post-marketing requirements. We do not anticipate generating any revenue from product sales for many years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of ELVN-001, ELVN-002 and any other product candidates, preclinical and clinical development of other research programs and any other future programs, and/or development of a companion diagnostic, if required for regulatory approval;
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of ELVN-001, ELVN-002 and any other programs;
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

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We have also recently nominated a third product candidate. We have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of ELVN-001 and ELVN-002. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Further, our product candidates could cause undesirable side effects in clinical trials related to on-target toxicity. If on-target toxicity is observed, or if our product candidates have characteristics that are unexpected, we may need to abandon our development or limit development to more narrow indications or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early-stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. These guidances and future issuances from the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim. Also, to the extent other approved diagnostics are able to broaden their labeling claims to include our approved drug products, we may be forced to abandon our companion diagnostic development plans or we may not be able to compete effectively upon approval, which could adversely impact our ability to generate revenue from the sale of our approved products and our business operations.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to it on a timely basis or at all.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for ELVN-001 and ELVN-002, the FDA, EMA or other comparable foreign regulatory authorities may require us to conduct additional studies before they allow us to initiate additional clinical trials or at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Before obtaining marketing approval from the FDA of ELVN-001, ELVN-002 or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited, and we have experienced minor delays in enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML and for solid tumors with HER2 alterations, it may make it difficult for us to enroll patients in our trials for the same indications. For example, CML patient enrollment could have been and will likely be affected by the recent approval of asciminib as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Similarly, patient enrollment for our clinical trials directed to solid tumors with HER2 alterations may be impacted by competing therapeutics approved for NSCLC or for tumors with the same genetic mutation as the indications we may pursue for our product candidates, as well as clinical trials of other investigational products that may compete with our trials. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate.

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

We face risks related to health epidemics and other outbreaks, such as COVID-19, which could significantly disrupt our operations or otherwise result in material adverse impacts to us.

Our business could be adversely impacted by the effects of health epidemics and other outbreaks, including:

•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•
difficulties interpreting data from our clinical trials due to the possible effects of health epidemics or other outbreaks on patients;
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
•
changes in regulations as part of a response to health epidemics or other outbreaks which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA, EMA or other regulatory authorities to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

We are monitoring, evaluating, and responding to developments relating to COVID-19. The extent to which COVID-19, including any variants that have emerged or may emerge in the future, or any other health epidemic, impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. We cannot at this time quantify or forecast the business impact of COVID-19, and there can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

To the extent a health epidemic or other outbreak adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this section.

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

In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with current good manufacturing practices (“cGMPs”) and good clinical practices (“GCPs”) for any clinical trials that we conduct post-approval.

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

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects in response to health epidemics or other outbreaks. For example, in March 2020, the FDA issued a guidance, which the FDA subsequently updated, on conducting clinical trials during the COVID-19 pandemic, which describes a number of considerations for sponsors of clinical trials impacted by the COVID-19 pandemic. In June 2020, the FDA also issued a guidance on cGMPs for responding to COVID-19 infection in employees in drug products manufacturing, including recommendations for manufacturing controls to prevent contamination of drugs. The FDA may issue guidance and policies that may materially impact our business, clinical trials, and our clinical development timelines in response to future health epidemics or other outbreaks. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2031, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. The Consolidated Appropriations Act, 2023, extended the 2% Medicare sequester for the first six months of FY 2032 and revised the sequester percentage up to 2% for FY 2030 and 2031. In January 2013, the American Taxpayer

Relief Act of 2012, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, would eliminate the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In 2021, many states passed or considered state drug price transparency and reporting laws that substantially increase the compliance burdens on pharmaceutical manufacturers. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Biden administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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
•
the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is also possible that additional governmental action is taken in response to any future public health emergencies.

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

Additionally, we are subject to additional restrictions and requirements relating to privacy, data protection and data security in other jurisdictions outside the United States in connection with our clinical trials. For example, the collection, use, storage, disclosure, transfer (including cross-border), or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of certain personal data breaches (including to supervisory authorities and potentially affected individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data outside the European Economic Area (“EEA”) to third countries that have not been found to provide adequate protection to such personal data, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. Additionally, Brexit has created further uncertainty and could result in the application of new data privacy and protection laws, regulations and standards, if we decide to enroll patients in the UK clinical trials. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented in place of previously issued standard contractual clauses. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework (“TADTF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the TADTF, since renamed the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The EU-U.S. DPF may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase, we may be subject to complaints and/ or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European

Commission’s adequacy decision may be renewed. During that period, the European Commission will continue to monitor the legal situation in the UK and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the UK potentially being considered an inadequate third country under the GDPR and transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that has taken effect in 2023; Connecticut and Virginia have also enacted legislation similar to the CCPA and CPA that have taken effect in 2023; Utah has enacted similar legislation that will take effect on December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Tennessee and Iowa have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. In addition, Delaware has passed legislation that is awaiting signature by its state governor and that would go into effect in 2025. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final version of which were issued by the Colorado Attorney General, became effective July 1, 2023. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with the CPA and other new and evolving state privacy legislation. Collectively, these reflect a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

As of June 30, 2023, we had 37 full-time employees. Of these employees, 31 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2023, we had 37 full-time employees. Of these employees, 31 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for ELVN-001, ELVN-002, and any other product candidates while complying with any contractual obligations to contractors and other third parties;
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

To the extent that any disruption or security incident were to result in any unauthorized, unlawful, or accidental access to, or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential or personal information) or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our product candidates could be delayed. There can be no assurance that our data protection and security efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns or breaches in systems or other cyber security incidents that cause unauthorized, unlawful, or accidental access to or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, our data that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs (including clinical trials) and the development of our product candidates could be delayed. In addition, significant disruptions of our internal information technology systems or security incidents could result in the loss, misappropriation, and/or unauthorized access, use, acquisition, or disclosure of, or the prevention of access to, data (including trade secrets or other confidential data, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized, unlawful, or accidental access, use, or disclosure of personal information, including personal information regarding our employees or business partners, could harm our reputation directly, compel us to comply with breach notification laws, subject us to financial exposure related to investigation of the incident (including cost of forensic examinations), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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
•
impact of health epidemics or other outbreaks, including the COVID-19 pandemic, on our ability to produce our product candidates and conduct clinical trials in foreign countries;
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

Because our development programs may in the future require the use of proprietary rights held by third parties, the growth of our business may depend in part on our ability to acquire, in-license, or use these third-party proprietary rights. We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties that we identify as necessary for development and commercialization of our product candidates, either as a monotherapy or in combination with other drugs. The licensing and acquisition of third-party intellectual property rights is a competitive area, and a number of more established companies may pursue strategies to license or acquire third-party intellectual property rights that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, capital resources and greater clinical development and commercialization capabilities. In addition, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment or at all. If we are unable to successfully obtain rights to required third-party intellectual property rights or maintain the existing intellectual property rights we have, we may have to abandon development of the relevant program or product candidate, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We currently utilize and depend upon, and plan to utilize and depend upon, independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. For example, we use Pharmaron to conduct preclinical studies and clinical trials and provide us with active pharmaceutical ingredients ("APIs"). Pharmaron has previously experienced and is currently experiencing delays as a result of COVID-19, which resulted in minor delays in our preclinical studies and could delay the timing of the nomination for our product candidate for our third program. Since Pharmaron is located in China, we are exposed to the possibility of product supply disruption and increased costs in the event of changes in the policies of the United States or Chinese governments, political unrest or unstable economic conditions in China. For example, a trade war could lead to tariffs on the APIs we obtain from Pharmaron. Any of these matters could materially and adversely affect our business and results of operations. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs.

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
•
actions taken by regulatory agencies with respect to our product candidates, clinical trials, manufacturing process or sales and marketing terms;
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
•
the impact of any natural disasters, public health emergencies, health epidemics or other outbreaks, such as the COVID-19 pandemic;
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

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time through an “at-the-market” program under the Securities Act, having an aggregate offering price of up to $200.0 million through the Sales Agent. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

Given our capital constraints, we will need to prioritize spending on our clinical and preclinical programs. If we are unable to raise sufficient funds to support our current and planned operations, we may elect to discontinue certain of our ongoing activities or programs. Our inability to raise additional funds could also prevent us from taking advantage of opportunities to pursue promising new or existing programs in the future. In the event that we would need to obtain additional funding, our ability to raise or access capital may be affected by macroeconomic events and disruptions to the banking and financial sectors. Failures of banks and other financial institutions, such as Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system, including the federal government’s potential failure to raise the debt ceiling, may impact the broader capital markets, and in turn, may impact our ability to access those markets or negatively impact our investments. Further, a tightening of credit markets and lending standards could it make more difficult for us to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and marketable securities and to timely pay key vendors and others.

Market conditions and changing circumstances, some of which may be beyond our control, could impair our ability to access our existing cash, cash equivalents and marketable securities and to timely pay key vendors and others. If banks and financial institutions with whom we have banking relationships enter receivership or become insolvent in the future, we may be unable to access, and we may lose, some or all of our existing cash, cash equivalents and marketable securities to the extent those funds are not insured or otherwise protected by the FDIC. In addition, in such circumstances we might not be able to timely pay key vendors and others. We regularly maintain cash balances that are not insured or are in excess of the FDIC’s insurance limit. Any delay in our ability to access our cash, cash equivalents and marketable securities (or the loss of some or all of such funds) or to timely pay key vendors and others could have a material adverse effect on our operations and cause us to need to seek additional capital sooner than planned.

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

Our ability to utilize our net operating loss carryforwards ("NOLs") and tax credit carryforwards may be subject to limitations.

Following the Merger, our NOLs are attributable to both the historic pre-Merger NOLs of Former Enliven and our historic pre-Merger NOLs, subject to applicable limitations.

In general, our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. For U.S. federal income tax purposes, under the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs is limited to 80% of current year taxable income. Similar limitations may apply under state law. In addition, under Section 382 and Section 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited, including as a result of ownership changes that are beyond its control. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in the company’s equity ownership by certain“5-percent shareholders” over a rolling three-year period. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, existing NOL carryforwards could expire or otherwise be unavailable to offset future income tax liabilities.

As of December 31, 2022, Former Enliven had federal NOL carryforwards of approximately $39.5 million, which do not expire for U.S. federal tax purposes. As of December 31, 2022, Former Enliven had California NOLs of approximately $65.8 million, which will begin to expire in 2039 for California tax purposes. Former Enliven may have also experienced ownership changes in the past for both U.S. federal and state tax purposes. Former Enliven has not conducted any studies to determine annual limitations, if any, that could result from such changes in ownership. The potential consequences of the Merger on the NOLs of Former Enliven under Sections 382 and 383 of the Code have not yet been determined.

Prior to the Merger, as of December 31, 2022, we had federal NOLs of $122.8 million and state NOLs of $113.0 million. We may have also experienced ownership changes in the past for both U.S. federal and state tax purposes, including as a result of our public offering of shares of common stock in July 2021. We are also expected to experience an ownership change as a result of the Merger; however, the amount of any applicable limitations under Sections 382 and 383 of the Code has not yet been determined.

As a result of the various potential limitations noted above, even if we are profitable following the Merger, we may not be able to utilize a material portion of our NOLs and other tax attributes, which could have a material adverse effect on our cash flow and results of operations.

Changes in tax laws or in their implementation may adversely affect our business, operating results, or financial condition.

Changes in tax law, including changes to tax rates, tax treaties, and regulations or the interpretation of them, may cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise may adversely affect our business, operating results, or financial condition. For example, on December 22, 2017, the United States government enacted the TCJA, which significantly reformed the Code. The TCJA, as amended by the CARES Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs to 80% of current year taxable income and the elimination of NOL carrybacks, in each case, for NOLs arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely and such NOLs arising in taxable years beginning before January 1, 2021 are generally eligible to be carried back up to five years), the imposition of a one-time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, the elimination of U.S. tax on foreign earnings (subject to certain important exceptions), the allowance of immediate deductions for certain new investments instead of deductions for depreciation expense over time, and the modification or repeal of many business deductions and credits.

Further, as part of Congress’ response to the COVID-19 pandemic, economic relief legislation was enacted in 2020 and 2021 containing tax provisions. In addition, the IRA was signed into law in August 2022. The IRA introduced new tax provisions, including a 1% non-deductible excise tax imposed on certain stock repurchases by publicly traded companies, which went into effect in January 2023. In the absence of regulatory guidance, the 1% excise tax generally applies to certain acquisitions of stock by a publicly traded company (or certain of its affiliates) from a stockholder of the company in exchange for money or other property (other than stock of the company itself), subject to a de minimis exception. Thus, the excise tax could apply to certain transactions that are not traditional stock repurchases. We do not currently expect that the IRA will have a material impact on our income tax liability.

Any of these developments or future changes in federal, state, or international tax laws or tax rulings, including the release of regulatory guidance, could adversely affect our effective tax rate and otherwise affect our business, operating results, or financial condition.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time. On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time through an “at-the-market” program under the Securities Act, having an aggregate offering price of up to $200.0 million through the Sales Agent. On July 6, 2023, we filed a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of our common stock under the Sales Agreement.

Further, if our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in the Company’s definitive proxy statement/prospectus lapse, the trading price of our common stock could decline. Approximately 18 million shares will become available for sale in the public market beginning 180 days after the closing of the Merger as a result of the expiration of lock-up agreements. All other outstanding shares of common stock, other than shares held by our affiliates, are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of the Company will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of June 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 81.5% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We have broad discretion in the use of our cash, cash equivalents and marketable securities and the proceeds from the Former Enliven pre-closing financing and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of our cash, cash equivalents and marketable securities and the proceeds from the Former Enliven pre-closing financing. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

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

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On June 26, 2023, our CEO, Sam Kintz, adopted a Rule 10b5-1 plan providing for the sale from time to time of a portion of his shares of Company common stock. Pursuant to this plan, Mr. Kintz may sell up to 421,665 shares in total over two years, with small (relative to the total shares in the plan) transactions occurring as frequently as monthly or more frequently than monthly if certain price targets are met. Well over a majority of the shares will be sold only if the market price of the Company’s common stock increases significantly from recent levels. Mr. Kintz’s Rule 10b5-1 plan is intended to permit the orderly disposition of a portion of holdings as part of his long-term financial plan for asset diversification. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). Certain of our other directors and executive officers have also adopted Rule 10b5-1 plans in the second quarter of 2023.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1*	Open Market Sale AgreementSM, dated June 23, 2023, by and between Enliven Therapeutics, Inc. and Jefferies LLC	8-K	001-39247	1.1	June 26, 2023
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema Document				Furnished herewith
101.CAL	INLINE XBRL Taxonomy Extension Calculation Linkbase Document				Furnished herewith
101.DEF	INLINE XBRL Taxonomy Extension Definition Linkbase Document				Furnished herewith
101.LAB	INLINE XBRL Taxonomy Extension Label Linkbase Document				Furnished herewith
101.PRE	INLINE XBRL Taxonomy Extension Presentation Linkbase Document				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).
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

Enliven Therapeutics, Inc.

Date: August 10, 2023	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2023	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)