Form 10-Q
period 2023-09-30
Enliven Therapeutics, Inc.
filed 2023-11-09
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 41,211,973 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to utilize our net operating loss carryforwards ("NOLs") and tax credit carryforwards;
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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$73,847	$75,536
Marketable securities	189,631	—
Prepaid expenses and other current assets	5,128	2,217
Total current assets	268,606	77,753
Property and equipment, net	806	890
Operating lease right-of-use assets	398	626
Deferred offering costs	563	3,975
Restricted cash	54	54
Other long-term assets	3,614	—
Total assets	$274,041	$83,298
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,493	$3,438
Accrued expenses and other current liabilities	10,586	6,277
Total current liabilities	12,079	9,715
Long-term liabilities	214	659
Total liabilities	12,293	10,374
Commitments and contingencies (Note 9):
Convertible preferred stock, par value $0.0001; authorized shares - none and 61,730,064 at September 30, 2023 and December 31, 2022, respectively; issued and outstanding shares - none and 61,730,064 at September 30, 2023 and December 31, 2022, respectively; liquidation preference - $0 and $140,520 at September 30, 2023 and December 31, 2022, respectively	—	149,749
Stockholders' equity (deficit):
Preferred stock, par value $0.001; authorized shares - 10,000,000 and none at September 30, 2023 and December 31, 2022, respectively; issued and outstanding shares - none	—	—
Common stock, par value $0.001 and $0.0001 at September 30, 2023 and December 31, 2022, respectively; authorized shares - 100,000,000 and 26,264,364 at September 30, 2023 and December 31, 2022, respectively; issued and outstanding shares - 41,204,973 and 3,570,019 at September 30, 2023 and December 31, 2022, respectively	41	1
Additional paid-in capital	396,932	6,038
Accumulated other comprehensive loss	(147)	—
Accumulated deficit	(135,078)	(82,864)
Total stockholders’ equity (deficit)	261,748	(76,825)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$274,041	$83,298

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$19,606	$7,829	$46,669	$22,825
General and administrative	4,642	3,105	14,131	5,803
Total operating expenses	24,248	10,934	60,800	28,628
Loss from operations	(24,248)	(10,934)	(60,800)	(28,628)
Other income (expense), net
Interest income	3,492	380	8,599	516
Other expense	(13)	—	(13)	—
Total other income (expense), net	3,479	380	8,586	516
Net loss	(20,769)	(10,554)	(52,214)	(28,112)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(36)	—	(147)	—
Comprehensive loss	$(20,805)	$(10,554)	$(52,361)	$(28,112)
Net loss per share, basic and diluted	$(0.51)	$(3.27)	$(1.55)	$(9.15)
Weighted-average shares outstanding, basic and diluted	41,030,874	3,228,692	33,665,067	3,071,104

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Deficit
Balance - January 1, 2022	61,730,064	$149,749	3,435,014	$1	$2,314	$—	$(45,202)	$(42,887)
Exercise of common stock options	—	—	122,475	—	228	—	—	228
Vesting of restricted stock and stock options	—	—	—	—	64	—	—	64
Stock-based compensation	—	—	—	—	654	—	—	654
Net loss	—	—	—	—	—	—	(8,669)	(8,669)
Balance - March 31, 2022	61,730,064	$149,749	3,557,489	$1	$3,260	$—	$(53,871)	$(50,610)
Exercise of common stock options	—	—	1,062	—	5	—	—	5
Vesting of restricted stock and stock options	—	—	—	—	80	—	—	80
Stock-based compensation	—	—	—	—	701	—	—	701
Net loss	—	—	—	—	—	—	(8,889)	(8,889)
Balance - June 30, 2022	61,730,064	$149,749	3,558,551	$1	$4,046	$—	$(62,760)	$(58,713)
Vesting of restricted stock and stock options	—	—	—	—	69	—	—	69
Stock-based compensation	—	—	—	—	1,101	—	—	1,101
Net loss	—	—	—	—	—	—	(10,554)	(10,554)
Balance - September 30, 2022	61,730,064	$149,749	3,558,551	$1	$5,216	$—	$(73,314)	$(68,097)

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity (Deficit)
Balance - January 1, 2023	61,730,064	$149,749	3,570,019	$1	$6,038	$—	$(82,864)	$(76,825)
Exercise of common stock options	—	—	55,599	—	140	—	—	140
Vesting of restricted stock and stock options	—	—	—	—	73	—	—	73
Conversion of convertible preferred stock to common stock in connection with the Merger	(61,730,064)	(149,749)	18,216,847	18	149,731	—	—	149,749
Issuance of common stock in the Financing Transaction, net of issuance costs of $4,955	—	—	12,638,636	13	159,531	—	—	159,544
Issuance of common stock to former stockholders of Imara Inc. in connection with the Merger	—	—	6,625,176	7	80,234	—	—	80,241
Adjustment for change in common stock par value in connection with the Merger	—	—	—	2	(2)	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	(9,044)	—	—	(9,044)
Stock-based compensation	—	—	—	—	2,262	—	—	2,262
Net loss	—	—	—	—	—	—	(14,724)	(14,724)
Balance - March 31, 2023	—	$—	41,106,277	$41	$388,963	$—	$(97,588)	$291,416
Exercise of common stock options	—	—	44,834	—	141	—	—	141
Vesting of restricted stock and stock options	—	—	—	—	74	—	—	74
Stock-based compensation	—	—	—	—	4,195	—	—	4,195
Net loss	—	—	—	—	—	—	(16,721)	(16,721)
Other comprehensive loss	—	—	—	—	—	(111)	—	(111)
Balance - June 30, 2023	—	$—	41,151,111	$41	$393,373	$(111)	$(114,309)	$278,994
Exercise of common stock options	—	—	48,112	—	84	—	—	84
Vesting of restricted stock units	—	—	5,750	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	74	—	—	74
Stock-based compensation	—	—	—	—	3,401	—	—	3,401
Net loss	—	—	—	—	—	—	(20,769)	(20,769)
Other comprehensive loss	—	—	—	—	—	(36)	—	(36)
Balance - September 30, 2023	—	$—	41,204,973	$41	$396,932	$(147)	$(135,078)	$261,748

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(52,214)	$(28,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	219	151
Stock-based compensation	9,858	2,456
Non-cash lease expense	228	—
Amortization of premiums and discounts on marketable securities, net	(2,815)	—
Write-off of deferred IPO costs	—	1,741
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(5,425)	(1,514)
Operating lease liabilities	(231)	3
Accounts payable	(1,289)	393
Accrued expenses and other liabilities	2,882	950
Net cash used in operating activities	(48,787)	(23,932)
Cash flows from investing activities:
Maturities of marketable securities	40,000	—
Purchases of marketable securities	(226,963)	—
Purchases of property and equipment	(135)	(511)
Net cash used in investing activities	(187,098)	(511)
Cash flows from financing activities:
Proceeds from exercise of stock options	309	578
Payment of deferred offering costs related to the Sales Agreement	(563)	—
Proceeds from the Financing Transaction, net of issuance costs	161,365	—
Cash acquired in connection with the reverse recapitalization	81,821	—
Payment of reverse recapitalization transaction costs	(8,736)	—
Net cash provided by financing activities	234,196	578
Net decrease in cash, cash equivalents and restricted cash	(1,689)	(23,865)
Cash, cash equivalents and restricted cash at the beginning of the period	75,590	110,078
Cash, cash equivalents and restricted cash at the end of the period	$73,901	$86,213

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$73,847	$86,159
Restricted cash	54	54
Total cash, cash equivalents and restricted cash	$73,901	$86,213

Supplemental disclosure of non-cash operating activities:
Lease liabilities obtained in exchange for right-of-use assets	$—	$(387)

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$149,749	$—
Deferred offering costs related to the Merger included in accounts payable and accrued expenses and other current liabilities	$—	$959
Receivables from stock option exercises included in prepaid expenses and other current assets	$56	$—

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

On February 23, 2023, prior to the effective time of the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent, pursuant to which the Company’s pre-Merger common stockholders received one contingent value right (each, a “CVR”) for each outstanding share of the Company’s common stock held by such stockholder as of February 22, 2023. Each CVR represents the contractual right to receive payments upon the occurrence of certain events related to the Company’s sale of certain assets prior to the completion of the Merger, in each case subject to, and in accordance with, the terms and conditions of the CVR Agreement. As of September 30, 2023, no payments have been received under the CVR Agreement.

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine and Israel-Hamas conflicts, and COVID-19. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of September 30, 2023, the Company had an accumulated deficit of $135.1 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $263.5 million as of September 30, 2023 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed balance sheet as of December 31, 2022 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with Former Enliven’s audited financial statements as of and for the year ended December 31, 2022 included in the Company’s current report on Form 8-K filed with the SEC on June 23, 2023. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2023 and December 31, 2022, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a sublease with the facility’s landlord. As of September 30, 2023 and December 31, 2022, $54,000 of restricted cash was reflected in restricted cash in the balance sheets.

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

There were no other significant updates not already disclosed in the Company’s audited financial statements for the years ended December 31, 2022 and 2021 to the recently issued accounting standards for the nine months ended September 30, 2023.

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

In connection with the Merger and concurrent Financing Transaction, the Company incurred reverse recapitalization transaction costs of $9.0 million and issuance costs of $5.0 million, which were capitalized and recorded on the condensed consolidated balance sheets as deferred offering costs. On February 23, 2023, at the close of the Merger, the deferred offering costs were recorded as contra equity. As of September 30, 2023 and December 31, 2022, deferred offering costs related to the Merger and Financing Transaction were $0 and $4.0 million, respectively.

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

4. Fair Value of Financial Instruments

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of September 30, 2023	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$73,096	$73,096	$—	$—
Marketable securities:
U.S. Treasury securities	189,631	189,631	—	—
Total	$262,727	$262,727	$—	$—

As of December 31, 2022	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$74,523	$74,523	$—	$—
Total	$74,523	$74,523	$—	$—

5. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. As of September 30, 2023, marketable securities consisted of the following (in thousands):

As of September 30, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$189,778	$—	$(147)	$189,631
Total		$189,778	$—	$(147)	$189,631

As of December 31, 2022, the Company had no investments in marketable securities.

6. Leases

Facility lease

In June 2020, the Company executed a sublease agreement for 6,782 square feet of office and laboratory space, which was set to expire on December 30, 2021. In March 2021, the Company amended its sublease agreement, increasing the leased space by 2,495 square feet to 9,277 square feet and monthly rent to $12,000. In April 2022, the lease term was extended to December 30, 2024. In addition, the Company’s lease space was increased to 18,170 square feet commencing in July 2022, and the rental payments were increased by an equally proportionate amount to reflect the increase in floor space. The monthly rent is subject to annual increases through the lease term. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of common area maintenance, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred. The incremental borrowing rate used to calculate the Company’s ROU assets and lease liabilities is 4%. The incremental borrowing rate was estimated based on the Company's estimated borrowing rate on a collateralized loan. As of September 30, 2023, the remaining ROU assets and lease liabilities were $0.4 million and $0.4 million, respectively. As of December 31, 2022, the remaining ROU assets and lease liabilities were $0.6 million and $0.6 million, respectively.

The Company recognized rent expense under the facility sublease of $81,000 and $81,000 for the three months ended September 30, 2023 and 2022, respectively, and $244,000 and $163,000 for the nine months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, the future minimum lease payments under the facilities operating sublease were as follows (in thousands):

As of
September 30, 2023
Year ending December 31,
2023 (remaining three months)	$82
2024	341
Thereafter	—
Total future minimum lease payments	423
Less: amount representing interest	(10)
Present value of lease liabilities	413
Less: current portion of lease liabilities	(332)
Lease liabilities, non-current	$81

No impairment losses were recognized during the three and nine months ended September 30, 2023 and 2022.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	September 30, 2023	December 31, 2022
Laboratory equipment	5	$1,191	$1,191
Computer equipment	3	208	73
Property and equipment, gross		1,399	1,264
Less: accumulated depreciation		(593)	(374)
Property and equipment, net		$806	$890

Depreciation expense was $79,000 and $60,000 for the three months ended September 30, 2023 and 2022, respectively, and $220,000 and $151,000 for the nine months ended September 30, 2023 and 2022, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	September 30, 2023	December 31, 2022
Accrued employee compensation costs	$2,642	$2,130
Accrued research and development costs	6,677	1,918
Accrued deferred offering costs	—	1,190
Lease liability	332	323
Accrued legal and professional fees	567	269
Other	368	447
Accrued expenses and other current liabilities	$10,586	$6,277

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2023 or December 31, 2022.

10. Common Stock

As of September 30, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 41,204,973 shares were issued and outstanding. As of September 30, 2023 and December 31, 2022, there were 115,433 and 252,662 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0.4 million and $0.6 million as of September 30, 2023 and December 31, 2022, respectively, of which $0.1 million and $0.3 million were recorded as long-term liabilities as of September 30, 2023 and December 31, 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2023.

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

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	September 30, 2023	December 31, 2022
Conversion of convertible preferred stock	—	18,216,847
Issuance of common stock upon exercise of stock options	5,950,692	3,316,671
Issuance of common stock upon vesting of restricted stock units	17,250	—
Equity awards available for grant under equity plans	1,609,718	906,265
Shares available for issuance under the Employee Stock Purchase Plan	402,757	—
Total common stock reserved for future issuance	7,980,417	22,439,783

11. Preferred Stock and Convertible Preferred Stock

Preferred Stock

As of September 30, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of September 30, 2023, no shares of preferred stock were issued and outstanding.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. Following the 1-to-4 reverse stock split effected on February 23, 2023, the number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. As of September 30, 2023, 1,609,718 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. Following the 1-to-4 reverse stock split effected on February 23, 2023, the number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of September 30, 2023, 402,757 shares of the Company’s common stock remained available for issuance under the ESPP.

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

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2023	3,316,671	$2.20
Assumption of options in connection with the Merger	449,900	28.40
Options granted	2,515,578	21.81
Options exercised and vested	(210,241)	2.77
Options cancelled and forfeited	(121,216)	32.61
Outstanding - September 30, 2023	5,950,692	$11.83

The Company records stock-based compensation expense on a straight-line basis over the vesting period. As of September 30, 2023, total compensation cost not yet recognized related to unvested stock options was $38.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock awards

Upon formation of Former Enliven in June 2019, Former Enliven issued approximately 3.0 million shares in restricted common stock to its founders at approximately $0.0003 per share. 25% of the shares vested immediately upon issuance, with the remaining shares vesting evenly over 36 or 48 months. Vesting may be accelerated upon a change in control, as defined in the holder agreements. If the holders cease to have a business relationship with the Company, any unvested shares held by these individuals may be repurchased at their original purchase price. The unvested restricted stock is not considered outstanding for accounting purposes until the shares vest. As of September 30, 2023 and December 31, 2022, there were 0 and 41,499 founders' shares subject to repurchase, respectively.

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

The following table summarizes restricted stock award activity (excluding founders' shares discussed above):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2023	50,457	$0.14
Granted	—	—
Vested	(34,033)	0.14
Forfeited	—	—
Unvested - September 30, 2023	16,424	$0.14

As of September 30, 2023, total compensation cost not yet recognized was immaterial.

Restricted stock units

Restricted Stock Units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2023	—	$—
Granted	23,000	22.75
Vested	(5,750)	22.75
Forfeited	—	—
Unvested - September 30, 2023	17,250	$22.75

As of September 30, 2023, total compensation cost not yet recognized related to unvested RSUs was $0.4 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$1,657	$695	$4,359	$1,455
General and administrative	1,744	406	5,499	1,001
Total stock-based compensation expense	$3,401	$1,101	$9,858	$2,456

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes model. The following summarizes the inputs used:

	Nine Months Ended September 30,
	2023	2022
Stock Price	$13.88 - $25.28	$2.48 - $6.78
Expected term (years)	5.8 - 6.1	5.8 - 6.3
Expected volatility	82% - 84%	80%
Risk-free interest rate	3.3% - 4.7%	1.6% - 3.0%
Expected dividend yield	—	—

13. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(20,769)	$(10,554)	$(52,214)	$(28,112)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	41,161,094	3,558,455	33,840,688	3,545,516
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(109,068)	(190,135)	(129,468)	(203,475)
Less: weighted-average unvested restricted shares of common stock	(21,152)	(139,628)	(46,153)	(270,937)
Weighted-average shares used to compute net loss per common share, basic and diluted	41,030,874	3,228,692	33,665,067	3,071,104
Net loss per share, basic and diluted	$(0.51)	$(3.27)	$(1.55)	$(9.15)

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

	As of September 30,
	2023	2022
Convertible preferred stock (as converted)	—	18,216,847
Stock options outstanding	5,950,692	3,348,739
Unvested restricted stock awards	16,424	124,574
Unvested restricted stock units	17,250	—
Total	5,984,366	21,690,160

14. Subsequent Events

The Company evaluated subsequent events from September 30, 2023, the date of these unaudited condensed consolidated financial statements, through November 9, 2023, which represents the date the unaudited condensed consolidated financial statements were issued, for events requiring recording or disclosure in the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023. The Company concluded that no events have occurred that would require recognition or disclosure in the unaudited condensed consolidated financial statements.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help patients with cancer not only live longer, but better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall patient well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials which we believe supports the development of our product candidates by increasing our probability of success. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule kinase inhibitors. Our team includes leading chemists who have been the primary or co-inventor of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two parallel lead product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach. We also nominated our third product candidate in the second quarter of 2023.

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

To date, Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock. Former Enliven raised aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). As of September 30, 2023, we had cash, cash equivalents and marketable securities of $263.5 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of September 30, 2023, we had an accumulated deficit of $135.1 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $37.7 million and $24.7 million for the years ended December 31, 2022 and 2021, respectively, and $52.2 million for the nine months ended September 30, 2023. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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
develop a companion diagnostic;
•
establish a sales, marketing and distribution infrastructure to commercialize any approved product candidates;
•
contract to manufacture any approved product candidates;
•
contract for supplies and drug product for use in potential combination studies;
•
expand our clinical, scientific, management and administrative teams;
•
maintain, expand, protect and enforce our intellectual property portfolio, including patents, trade secrets and know-how;
•
implement operational, financial and management systems; and
•
operate as a public company.

We do not have any products approved for commercial sale, and we have not generated any revenue from product sales or other sources. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of one or more of our product candidates which we expect, if it ever occurs, will take many years. We will therefore require substantial additional capital to develop our product candidates and support our continuing operations. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales, combination drug products, companion diagnostics or other sources, if ever, we expect to finance our operations through equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

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

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine and Israel-Hamas conflicts, and COVID-19, so that we may be prepared to react to new developments as they arise.

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
•
whether clinical trials with combination drugs are pursued;
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
•
hiring and retaining research and development and clinical operations personnel;
•
our arrangements with our CMOs and CROs;
•
development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch;
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, particularly in light of the COVID-19 pandemic environment;
•
the impact of any supply chain disruptions resulting from macroeconomic or geopolitical situations, including the COVID-19 pandemic, the Russia-Ukraine and Israel-Hamas conflicts; and
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the three months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$19,606	$7,829
General and administrative	4,642	3,105
Total operating expenses	24,248	10,934
Loss from operations	(24,248)	(10,934)
Other income (expense), net	3,479	380
Net loss	$(20,769)	$(10,554)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
External expenses	$14,641	$4,890
Internal expenses
Employee related expenses	4,333	2,343
Facilities, laboratory supplies and other	632	596
Total internal expenses	4,965	2,939
Total research and development expenses	$19,606	$7,829

Research and development expenses were $19.6 million for the three months ended September 30, 2023 compared to $7.8 million for the three months ended September 30, 2022, an increase of $11.8 million. This increase was primarily due to increases in external research and development costs, consisting primarily of $6.2 million in clinical trial expenses and $3.7 million in contract manufacturing expenses, partially offset by decreases of $0.2 million in other external costs, as well as increases in internal research and development costs, consisting of $1.0 million in salaries and benefits, $1.0 million in stock-based compensation and $0.1 million in other expenses.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended September 30, 2023 compared to $3.1 million for the three months ended September 30, 2022, an increase of $1.5 million. The increase was primarily due to an increase of $1.3 million in stock-based compensation, $0.9 million in professional services costs, $0.6 million in salaries and benefits, $0.3 million in liability insurance costs and $0.1 million in other expenses, partially offset by a decrease of $1.7 million in costs related to the write-off of previously deferred initial public offering costs in 2022.

Other Income (Expense), Net

Interest income was $3.5 million for the three months ended September 30, 2023 compared to $0.4 million for the three months ended September 30, 2022. The increase was primarily due to higher interest rates and higher investment balances.

Results of Operations

Comparison of the nine months ended September 30, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$46,669	$22,825
General and administrative	14,131	5,803
Total operating expenses	60,800	28,628
Loss from operations	(60,800)	(28,628)
Other income (expense), net	8,586	516
Net loss	$(52,214)	$(28,112)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
External expenses	$32,992	$15,357
Internal expenses
Employee related expenses	11,794	5,991
Facilities, laboratory supplies and other	1,883	1,477
Total internal expenses	13,677	7,468
Total research and development expenses	$46,669	$22,825

Research and development expenses were $46.7 million for the nine months ended September 30, 2023 compared to $22.8 million for the nine months ended September 30, 2022, an increase of $23.9 million. This increase was primarily due to increases in external research and development costs, consisting of $11.7 million in clinical trial expenses, $4.8 million in contract manufacturing expenses, $0.6 million in preclinical expenses and $0.5 million in other external costs, as well as increases in internal research and development costs, consisting of $2.9 million in stock-based compensation, $2.9 million in salaries and benefits, $0.2 million in facilities costs and $0.3 million in other expenses.

General and Administrative Expenses

General and administrative expenses were $14.1 million for the nine months ended September 30, 2023 compared to $5.8 million for the nine months ended September 30, 2022, an increase of $8.3 million. The increase was primarily due to an increase of $3.2 million in stock-based compensation primarily related to higher valuations on equity grants, $2.9 million in professional services costs, $1.3 million in stock-based compensation as a result of the acceleration of stock option vesting in connection with the Merger, $1.2 million in salaries and benefits, $0.7 million in liability insurance costs, $0.2 million in software services costs and $0.5 million in other expenses, partially offset by a decrease of $1.7 million in costs related to the write-off of previously deferred initial public offering costs in 2022.

Other Income (Expense), Net

Interest income was $8.6 million for the nine months ended September 30, 2023 compared to $0.5 million for the nine months ended September 30, 2022. The increase was primarily due to higher interest rates and higher investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. To date, Former Enliven funded its operations primarily through private placements of its convertible preferred stock for gross proceeds of $140.5 million and sale of common stock in the Financing Transaction for gross proceeds of $164.5 million on February 23, 2023. As of September 30, 2023, we had cash, cash equivalents and marketable securities of $263.5 million.

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
•
contract for supplies and drug product for use in potential combination trials;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(48,787)	$(23,932)
Net cash used in investing activities	(187,098)	(511)
Net cash provided by financing activities	234,196	578
Net decrease in cash, cash equivalents, and restricted cash	$(1,689)	$(23,865)

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2023 was $48.8 million. This consisted primarily of a net loss of $52.2 million, net cash outflows from changes in our operating assets and liabilities of $4.1 million (primarily due to an increase in prepaids and other assets, partially offset by a net increase in accounts payable and accrued expenses and other liabilities) and non-cash amortization of premiums and discounts on marketable securities of $2.8 million, partially offset by non-cash charges for stock-based compensation of $9.9 million.

Net cash used in operating activities during the nine months ended September 30, 2022 was $23.9 million. This consisted primarily of a net loss of $28.1 million and net cash outflows from changes in our operating assets and liabilities of $0.2 million (primarily due to an increase in prepaids and other assets, partially offset by an increase in accounts payable and accrued expenses and other liabilities), partially offset by non-cash charges for stock-based compensation of $2.5 million and write-off of deferred initial public offering costs of $1.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 was $187.1 million. This consisted primarily of cash used to purchase marketable securities of $227.0 million and cash used to purchase property and equipment of $0.1 million, partially offset by proceeds from maturities of marketable securities of $40.0 million.

Net cash used in investing activities for the nine months ended September 30, 2022 was $0.5 million. This consisted primarily of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was $234.2 million. This consisted primarily of net proceeds of $161.4 million resulting from the sale of shares of our common stock in the Financing Transaction and net cash acquired in connection with the reverse recapitalization of $73.1 million.

Net cash provided by financing activities during the nine months ended September 30, 2022 was $0.6 million. This consisted primarily of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

We sublease certain office and laboratory space in Boulder, Colorado under which the sublease was scheduled to expire in December 2021. We amended the lease in March 2021 and in April 2022 to expand its size and extend its expiration date to December 2024.

The following table summarizes our contractual obligations and commitments as of September 30, 2023 (in thousands):

	Payments Due by Period
	Total	Remainder of 2023	2024	Thereafter
Operating lease obligation	$423	$82	$341	$—

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

There have been no material changes to our significant accounting policies during the nine months ended September 30, 2023, other than those discussed in Note 2 of our unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2023, included elsewhere in this quarterly report on Form 10-Q.

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

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2023, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of September 30, 2023, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We have incurred and will continue to incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001 and ELVN-002, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with Chronic Myeloid Leukemia (“CML”), and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We also nominated a third product candidate in the second quarter of 2023. We have not initiated clinical trials for any other product candidate.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations principally through private placements of our preferred stock. Our net loss was $52.2 million for the nine months ended September 30, 2023. As of September 30, 2023, we had an accumulated deficit of $135.1 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that we will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We have never generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post-marketing requirements. We do not anticipate generating any revenue from product sales for many years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of ELVN-001, ELVN-002, including development of any combination drug products, and any other product candidates, preclinical and clinical development of other research programs and any other future programs, and/or development of a companion diagnostic, if required for regulatory approval;
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
•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to support our combination studies, clinical development and meet the market demand for our product candidates, if approved;
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

We have not submitted a New Drug Application (“NDA”) to the FDA or similar approval filings to a comparable foreign regulatory authority for any product candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates or companion diagnostics, as applicable, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we receive regulatory approval and have commercial rights, the availability of competitive therapies and whether there are sufficient levels of reimbursement and adoption by physicians.

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

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We also nominated a third product candidate in the second quarter of 2023. We have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of ELVN-001 and ELVN-002, including the development of any combination drug products or companion diagnostics. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We are currently focusing our resources and efforts on ELVN-001, ELVN-002 and advancing our other research programs. Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for ELVN-001, ELVN-002 and our other research programs, including the development of any combination drug products or companion diagnostics, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for ELVN-001, ELVN-002 and our other research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaboration, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

Our prospects depend in large part upon developing and commercializing ELVN-001 and ELVN-002 and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates including ELVN-001, ELVN-002 and product candidates from our research programs, including the development of any combination drug products or companion diagnostics. A product candidate can unexpectedly fail at any stage of development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

•
successful development of combination drug products;
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

As is typically the case with oncology drugs, there have been adverse events associated with the use of our product candidates and there could be adverse events caused by our product candidates in the future. Results of our future trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or adverse events when used alone or in combination with other approved products or investigational new drugs that may result in a safety profile that could prevent regulatory approval, prevent market acceptance, limit their commercial potential or result in significant negative consequences. For example, our trials could be suspended or terminated and the FDA, EMA or comparable foreign regulatory authorities or an IRB could order us to suspend clinical trials, cease further development of or deny approval of our product candidates for any or all targeted indications. This could require us to interrupt, delay or abandon their development or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Treatment-related side effects have resulted, and could result in additional patients dropping out of our trials, and could affect patient recruitment and the ability of enrolled subjects to complete the trial or result in potential product liability claims. Any of these occurrences may prevent us from achieving or maintaining market acceptance of the affected product candidate and may harm our business, financial condition and prospects significantly.

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

Some potential therapeutics developed in the biotechnology industry that initially showed therapeutic promise in early-stage trials have later been found to cause side effects that prevented their further development. Even if the side effects do not preclude the product candidate from obtaining or maintaining marketing approval, undesirable side effects may inhibit market acceptance due to the tolerability of our products versus other therapies. Any of these developments could materially harm our business, financial condition and prospects. Further, if any of our product candidates obtains marketing approval, toxicities associated with such product candidates previously not seen during clinical testing may also develop after such approval and lead to a requirement to conduct additional clinical safety trials, additional contraindications, warnings and precautions being added to the drug label including “black box” warnings, significant restrictions on the use of the product or the withdrawal of the product from the market. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on preclinical studies or early-stage clinical trials.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. If the FDA or a comparable regulatory authority requires approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate, we and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests ("LDTs") and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. Recently, the FDA issued a proposed rule that, if finalized, will amend the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and will phase out its enforcement discretion for LDTs. These future issuances from the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim.

Additionally, we may rely on third parties for the design, development and manufacture of companion diagnostic tests for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic test that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. In addition, such diagnostic company may not agree to commercialize the companion diagnostic test in all the countries in which we may sell our product candidates. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

There are no approved TKIs for HER2 mutant NSCLC by the FDA. Enhertu (fam-trastuzumab deruxtecan), an antibody drug conjugate, marketed by AstraZeneca and Daiichi-Sankyo, received accelerated approval from the FDA for this patient population in August 2022. Most of the investigational TKIs for this population are all dual EGFR and HER2 inhibitors such as Spectrum’s poziotinib, Takeda’s mobocertinib, Black Diamond’s BDTX-189 and Jiangsu HengRui Medicine Co., Ltd’s pyrotinib. Pyrotinib is currently being investigated in a Phase 3 pivotal study. Boehringer Ingelheim is developing a HER2 selective, irreversible TKI, BI-1810631 (zongertinib), for HER2 mutant NSCLC and other cancers, and recently presented early clinical data from the Phase 1b portion of its Phase 1 clinical trial, and noted its plans to initiate a Phase 3 study in 2024 for patients with HER2 mutant NSCLC. Bayer also recently reported early clinical data for BAY 2927088, a dual EGFR/HER2 reversible TKI, in patients with HER2 mutant NSCLC.

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
•
interruption of key preclinical and clinical trial activities, such as clinical trial site monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others, or due to restricted or limited operations of the CROs conducting such studies;
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

The extent to which COVID-19, including emergence of new variants or resurgence in COVID-19 cases, or any other health epidemic, impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of a particular virus and its variants and the actions to contain it or treat its impact, among others. There can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from the spread of COVID-19 or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

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

As part of our development strategy, we may seek strategic collaborations to develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare, particularly as a result of the 2020 presidential election. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic information laws may apply directly to our operations and/or those of our collaborators and may impose or be asserted to impose restrictions on our collection, receipt, retention, storage, use, sharing, disclosure, dissemination, transfer or other processing of individuals’ personal information, including health information. Individuals from whom we or our collaborators may obtain personal information, including health information, as well as the healthcare providers who may share this information with us, may have statutory or contractual rights that require certain security measures to protect such information or limit the ability to collect, retain, store, use, share, disclose, disseminate, transfer and otherwise process the information. We may be required to expend significant capital and other resources to ensure ongoing compliance with applicable privacy, data protection, and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. Additionally, we could be subject to recently enacted UK data privacy and protection laws, regulations and standards, if we decide to enroll patients in the UK clinical trials. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework (“TADTF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the TADTF, since renamed the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. The EU-U.S. DPF and UK Extension may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase, we may be subject to complaints and/ or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will monitor the legal situation in the UK and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that has taken effect in 2023; Connecticut and Virginia have also enacted legislation similar to the CCPA and CPA that have taken effect in 2023; Utah has enacted similar legislation that will take effect on December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Delaware, Iowa, and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final version of which were issued by the Colorado Attorney General, became effective July 1, 2023. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with the CPA and other new and evolving state privacy legislation. Collectively, these reflect a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

As of September 30, 2023, we had 44 full-time employees. Of these employees, 34 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2023, we had 44 full-time employees. Of these employees, 34 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties and have incorporated third-party technology into our information technology infrastructure, which collects, processes, transmits and stores intellectual property, proprietary or confidential data, employee data, and personal information. As a result, we manage a number of third-party providers who may or could have access to our information technology systems or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to additional third parties.

Despite the implementation of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are from time to time vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, power outages, natural disasters, global pandemics (such as COVID-19), terrorism, acts of vandalism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties (including nation- state and nation-state supported actors), or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the unauthorized access to or acquisition, use, corruption, loss, destruction, alteration or dissemination of, or damage to, our data. For example, from time to time, we experience an increase in phishing and social engineering attacks from third parties in connection with the increase in remote work in recent years. As a result, we, as well as any of our CROs, clinical trial sites, manufacturers, other contractors or consultants who may be operating in remote work environments may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls designed to reduce the risk of a cyber security or data security incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees working remotely.

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
•
the FDA and its counterparts in other countries require detailed information of clinical trials to be included in certain public forums which may limit the patentability of certain disclosed inventions;
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

For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment, terminal disclaimers and obvious-type double patenting. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future.

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
•
the inability of our third-party contractors to import or export our product candidates internationally;
•
clinical supplies not being delivered to clinical sites on time, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, resulting in lost sales; and
•
the misappropriation of our proprietary information, including our trade secrets and know- how.

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing both APIs and finished drug products. Our CMOs are also subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our product candidates or export our manufactured investigational products to the countries where our clinical trials are conducted. To date, we have obtained API and drug product for our product candidates from single-source third party CMOs. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of API and drug product on a project-by-project basis based on our development needs. As we advance our product candidates through development, we will consider our lack of redundant supply for the API and drug product for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

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
•
our ability to develop combination drug products or companion diagnostics;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19, the Russia-Ukraine and Israel-Hamas conflicts, or otherwise could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

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

We have incurred and will continue to incur additional costs and increased demands upon management as a result of complying with the laws and regulations affecting public companies.

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company that Former Enliven did not incur as a private company, including costs associated with public company reporting obligations under the Exchange Act. Our executive officers and other personnel have devoted and will continue to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

In general, our ability to use our federal and state NOLs to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs. For U.S. federal income tax purposes, under the Tax Cuts and Jobs Act ("TCJA"), as amended by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOL carryforwards generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs is limited to 80% of current year taxable income. Similar limitations may apply under state law. In addition, under Section 382 and Section 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income may be limited, including as a result of ownership changes that are beyond its control. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in the company’s equity ownership by certain“5-percent shareholders” over a rolling three-year period. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

Further, if our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after legal restrictions on resale discussed in the Company’s definitive proxy statement/prospectus lapse, the trading price of our common stock could decline. Approximately 18 million shares became available for sale in the public market 180 days after the closing of the Merger as a result of the expiration of lock-up agreements. All other outstanding shares of common stock, other than shares held by our affiliates, are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of the Company will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of September 30, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 80.5% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs. For example, these persons, if they choose to act together, would control or significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Enliven Therapeutics, Inc.

Date: November 9, 2023	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)