Form 10-K
period 2023-12-31
Enliven Therapeutics, Inc.
filed 2024-03-14
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2023 (the last day of the registrant’s most recently completed second fiscal quarter) was $382.3 million.

The number of shares of registrant’s Common Stock outstanding as of March 1, 2024 was 41,347,632.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year ended December 31, 2023.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, business strategy, development plans, planned preclinical studies and clinical trials, future results of clinical trials, expected research and development costs, regulatory strategy, timing and likelihood of success, as well as plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
our ability to utilize our net operating loss carryforwards (“NOLs”) and tax credit carryforwards;
•
the impact of laws and regulations; and
•
expectations regarding the period during which we will qualify as an emerging growth company under the Jumpstart Our Business Startups Act of 2012 and a smaller reporting company under the Exchange Act (as defined below).

We have based these forward-looking statements largely on our current expectations and projections about our business, the industry in which we operate and financial trends that we believe may affect our business, financial condition, results of operations and prospects, and these forward-looking statements are not guarantees of future performance or development. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of risks, uncertainties and assumptions described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events or otherwise.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

PART I

Except where the context otherwise requires or where otherwise indicated, the terms “Enliven,” “we,” “us,” “our,” “our company,” “the company,” and “our business” refer to Enliven Therapeutics, Inc. and its wholly-owned subsidiaries. In addition, the word “Imara” refers to the company, and the words “Former Enliven” refer to Enliven Inc. (formerly, Enliven Therapeutics, Inc.), prior to the completion of the merger with Imara Inc. on February 23, 2023 (the “Merger”).

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help patients with cancer not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall patient well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. “Clinically validated targets” refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule kinase inhibitors. Our team includes leading chemists who have been the primary or co-inventor of over 20 product candidates that have been advanced to clinical trials, including four FDA approved products: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two parallel lead product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach.

The following table summarizes our parallel lead product candidates:

Our first product candidate, ELVN-001, is a potent, highly selective, small molecule kinase inhibitor designed to specifically target the breakpoint cluster region – Abelson (“BCR-ABL”) gene fusion, the oncogenic driver for patients with chronic myeloid leukemia (“CML”). Although the approval of BCR-ABL tyrosine kinase inhibitors (“TKIs”) has significantly improved the life expectancy of patients with CML, tolerability, safety, resistance and patient convenience concerns have become more prominent as patients can now expect to live on therapy for decades. Achieving this survival benefit requires continuous daily therapy, and all available active-site TKIs have off-target activity resulting in treatment-related adverse events and drug discontinuation due to intolerance or resistance. These issues can result in the loss of molecular response and disease progression for many patients and drive approximately 20% of patients to switch therapy within the first year of therapy and approximately 40% to switch in the first 5 years of therapy. These factors, prolonged treatment course, off-target toxicities, and acquired resistance, explain why the global market for CML supports multiple blockbuster products, exceeding $6.0 billion of sales in 2022, and why there remains significant unmet need for an effective and more tolerable treatment. In our preclinical studies, ELVN-001 has demonstrated improved kinome selectivity, tolerability and robust tumor growth inhibition when compared to certain leading and investigational therapies. In addition, ELVN-001 was highly active against the T315I mutation, which confers resistance to nearly all approved TKIs. As a selective active site inhibitor, ELVN-001's mechanism of action potentially represents a complementary option to allosteric BCR-ABL inhibitors (e.g., Scemblix), which may play an increasingly important role in the standard of care for CML. Specifically, ELVN-001 was also designed to have activity against mutations known to confer resistance to Scemblix. ELVN-001 was designed to be a more attractive option for patients with comorbidities, on concomitant medications or desiring more freedom from stringent administration requirements. ELVN-001 is currently being evaluated in a Phase 1 clinical trial in adults with CML, and we plan to present Phase 1a safety and efficacy data in the second quarter of 2024.

Our second product candidate, ELVN-002, is a potent, highly selective, central nervous system ("CNS") penetrant and irreversible human epidermal growth factor receptor 2 (“HER2”) inhibitor with activity against wild type HER2 and various HER2 mutations. The majority of the TKIs targeting this population are dual epidermal growth factor receptor (“EGFR”) and HER2 inhibitors and are dose limited by EGFR-related toxicities. ELVN-002 is designed to inhibit wild type HER2 and key mutations of HER2, while sparing wild-type EGFR and avoiding EGFR-related toxicities. We believe that if ELVN-002 achieves this profile, it will be able to achieve an improved therapeutic index compared to current approved and investigational TKIs as well as provide a meaningful therapeutic option to patients with brain metastases, a key mechanism of resistance to current therapies in patients with non-small cell lung cancer (“NSCLC”), breast cancer (“BRC”), and other HER2 driven diseases. ELVN-002 was specifically designed to enable rational combination therapies, which, we believe, will be important for the treatment of patients with metastatic HER2 overexpressing and amplified cancers. In particular, we believe there is an attractive opportunity to address HER2+ colorectal cancer ("CRC"), BRC and NSCLC, in combination with standard of care. Additionally, due to the success of Enhertu, an antibody drug conjugate that targets HER2 expressing cancers, the HER2 treatment paradigm is changing rapidly. With Enhertu moving up in the treatment paradigm to earlier lines of therapy across HER2-altered cancers, a new unmet need is emerging for patients who cannot tolerate or progress on this new treatment option. We believe there will be an increasing need for therapies for these patients. ELVN-002 has demonstrated robust activity in preclinical models against wild type HER2 and various HER2 mutations, including an intracranial model, at well-tolerated doses. Our focus for this program is in NSCLC, BRC, and CRC as a single agent and/or in combination with standard of care. We have nearly completed our monotherapy Phase 1a dose escalation for ELVN-002 in HER2 altered tumors. This patient population includes patients with any HER2 mutant and HER2 amplified or overexpressed tumors, including patients who have received prior therapies, such as TKIs and antibody-drug conjugates ("ADCs"). We expect to share initial safety and efficacy data from the Phase 1a trial in 2024. Additionally, we filed an investigational new drug application ("IND") and received FDA clearance in the first quarter of 2024 for an additional Phase 1 trial evaluating the combination of ELVN-002 with trastuzumab in HER2+ solid tumors, and ELVN-002 with trastuzumab and chemotherapy in patients with HER2+ CRC and BRC. We expect to begin enrolling patients in this trial by mid-2024.

Over the last several years, it has become increasingly clear that cancers developing in various sites throughout the body often share the same genomic alterations. More specifically, research and clinical data suggest that some tumors are primarily or exclusively dependent on aberrantly activated enzymes, including kinases for their proliferation and survival. Kinases are cellular enzymes that regulate the biological activity of proteins through a process known as phosphorylation and represent one of the largest classes of oncogenic drivers when aberrantly mutated or expressed in the cell. Kinase inhibition is a proven approach to fighting cancer and for nearly two decades has effectively addressed an increasing number of oncology indications. However, despite the advancement of precision medicine in oncology, a significant unmet need remains for the majority of cancer patients for whom no targeted therapies exist or whose cancer has developed resistance to currently available targeted treatments.

We believe that the fundamental change in the development of targeted kinase inhibitor therapies together with our development approach, which is rooted in validated biology and differentiated chemistry, represents a unique opportunity to provide cancer patients with medicines offering improved therapeutic profiles. To capitalize on this opportunity, we continue to advance our research pipeline. We have completed IND enabling studies for our third program, have an additional program in lead optimization and have multiple efforts ongoing in target validation and lead identification. In the near-term, we plan to remain focused on progressing ELVN-001 and ELVN-002 and will prioritize taking full advantage of the development opportunities related to these programs before initiating a potential clinical trial for a third program.

Our Strategy

Our mission is to help patients with cancer not only live longer, but live better. The key elements of our strategy are:

•
Efficiently advance ELVN-001, a BCR-ABL TKI, through clinical development and regulatory approval. ELVN-001 is designed to be a potent and highly selective small molecule inhibitor targeting the BCR-ABL fusion gene product for the treatment of CML. Based on ELVN-001’s kinome selectivity profile, activity against the T315I mutation, and pharmacokinetics ("PK") profile observed in our preclinical studies, we believe we can improve clinical activity and tolerability in all lines of therapy compared to the approved active-site TKI therapies for CML. ELVN-001 is currently being evaluated in a Phase 1 clinical trial in adults with CML, and we plan to present Phase 1a safety and efficacy data for this program in the second quarter of 2024. While our initial development focus will be in patients with resistant or intolerant CML, with and without the T315I mutation, we also plan to build a clinical dataset to enable future registrational trials in earlier lines of therapy. If we are successful in achieving clinically meaningful anti-cancer activity in specific patient populations, we expect to engage with regulatory authorities to discuss whether ELVN-001 may qualify for any of the FDA’s expedited regulatory approval pathways.

•
Efficiently advance ELVN-002, a HER2 TKI, through clinical development and regulatory approval. ELVN-002 is a potent, highly selective, CNS penetrant and irreversible HER2 inhibitor with activity against wild type HER2 and various HER2 mutations. Because the majority of investigational HER2 mutant TKIs target both EGFR and HER2, their activity is significantly limited by toxicity and tolerability issues related to EGFR inhibition. In preclinical studies, we demonstrated that ELVN-002 was highly active against both wild type HER2 and various HER2 mutations while sparing EGFR. Our focus for this program is in NSCLC, BRC, and CRC as a single agent and/or in combination with standard of care. We have nearly completed our Phase 1a dose escalation for ELVN-002 as a single agent in patients with solid tumors with HER2 alterations. Based on data from this single agent Phase 1 trial, we filed another IND for ELVN-002 and received FDA clearance in the first quarter of 2024 to evaluate the combination of ELVN-002 with trastuzumab in HER2+ solid tumors, and ELVN-002 with trastuzumab and chemotherapy in patients with HER2+ CRC and BRC. We may also seek to qualify this program for one of the FDA’s expedited regulatory approval pathways.
•
Expand our pipeline of potent and highly selective small molecule kinase inhibitors to overcome the limitations of current therapies. It is estimated that only 2% to 3% of patients with advanced or metastatic cancer can achieve durable responses to currently available targeted therapeutics. “Durable responses” refers to objective tumor responses (for example, according to Response Evaluation Criteria in Solid Tumors that are sustained such that they provide an improvement in progression free survival and/or overall survival). Even within the 2% to 3% of patients who do respond, many of these responses are accompanied by tolerability issues. Given this unmet need, we believe there is a significant opportunity to develop targeted therapies for a large variety of targets and indications. We have several small molecule programs in discovery that are focused on:
o
Targeting established oncogenic drivers, emerging oncogenic drivers or clinically validated signaling nodes driving cancer proliferation.
o
Addressing acquired resistance mutations and disease escape mechanisms of currently approved therapies or therapies in development.
o
Improving target selectivity and/or PK profile to drive improved efficacy, tolerability and overall patient wellbeing.
•
Increase our probability of clinical and commercial success by prioritizing targets with validated biology and establishing target product profiles ("TPPs") from real-world market research. We believe the success of next generation precision oncology medicine depends not only on clinical efficacy, but also on a differentiated product profile, including tolerability, dosing regimen, and specific drug administration requirements, that drives widespread adoption by physicians and patients in the real world. When selecting targets, we first evaluate the body of existing scientific knowledge, including both preclinical and clinical data, to prioritize biological mechanisms essential for tumorigenesis. We then evaluate the cancer indications that are most dependent on the selected target. Through market research, we directly engage with key opinion leaders, academic and community physicians, and payers in order to pinpoint the unmet medical need and identify potentially underappreciated or emerging market opportunities. By integrating scientific, clinical and commercial insights early in our research and development process, we formulate TPPs that our research team uses to establish testable preclinical hypotheses, which in turn guide the design of our product candidates. We believe that this approach mitigates both our development and commercial risk and allows us to discover and develop high-quality product candidates targeting critical limitations in existing therapies, while maintaining commercial viability.
•
Leverage our internally generated scaffold libraries and deep expertise to efficiently and consistently design and develop kinase inhibitors for unmet needs. Our team has extensive experience in discovering, developing and commercializing innovative cancer therapeutics. Our chemists invented or co-invented multiple approved kinase inhibitors, including Mektovi (binimetinib), Koselugo (selumetinib), Tukysa (tucatinib) and Retevmo (selpercatinib), at their prior companies. These products have transformed the standard of care in many cancers and are projected to achieve $3.0 billion in collective commercial sales in 2028. Additionally, our chemistry leadership team has designed selective compounds against more than 60 kinase targets. Leveraging this experience, we have built diverse libraries of unique, highly ligand-efficient scaffolds that we use to screen against our identified targets. We will only invest in a research program once we have identified an opportunity where we believe our chemistry and experience uniquely align with the unmet need and our TPP.
•
Selectively evaluate strategic collaborations to accelerate our development timelines or maximize the clinical impact and commercial value of our portfolio globally. Leveraging our capabilities and expertise, we have developed each of our product candidates internally, and we currently have worldwide development and commercial rights to all of our pipeline assets. We may seek strategic collaborations to develop combination therapy strategies for our portfolio products, and/or maximize portfolio value globally through selective co-development and/or commercialization collaborations.

While we have made progress towards our mission, we are still in the early stages of development and have not completed any clinical trials.

Our Team

We have assembled a team with significant expertise in drug discovery, development and commercialization with particular strengths in the discovery of small molecule kinase inhibitors. Our team includes:

•
World-renowned chemists who have been the primary or co-inventor of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved cancer therapies: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib).
•
Precision oncology and kinase inhibitor experts who have led or been involved with the discovery, development, or commercialization of over 60 small molecules kinase inhibitor programs, including Imbruvica (ibrutinib), Vitrakvi (larotrectinib), Zydelig (idelalisib), ipatasertib (AKT inhibitor), and PF-07284890/ARRY-461 (CNS-penetrant BRAF inhibitor).
•
Leaders with a track record of success who have built or led research, development and commercial operations at companies including AbbVie, Array BioPharma, Genentech, Biogen, Pharmacyclics, FivePrime Therapeutics-Amgen, Gilead Sciences, and Blueprint Medicines.

Former Enliven was co-founded in 2019 by Sam Kintz, M.B.A., Joseph P. Lyssikatos, Ph.D. and Anish Patel, Pharm.D. Dr. Lyssikatos, our Chief Scientific Officer, is a renowned medicinal chemist, who helped build and scale Array BioPharma’s medicinal chemistry efforts and has held leadership positions at Genentech and Biogen. Dr. Lyssikatos is a co-inventor or co-author on over 220 issued patents and peer-reviewed publications and has led and been a key scientific contributor to over 30 programs. Mr. Kintz, our President and Chief Executive Officer, most recently held research and strategy leadership roles at AbbVie-Stemcentrx. Previously, Mr. Kintz worked at Roche Venture Fund and prior to that, at Genentech, as a medicinal chemist in the small-molecule discovery organization. Dr. Patel, our Chief Operating Officer, brings development, medical affairs, and commercial experience. He has held leadership roles at Pharmacyclics, MedImmune/AstraZeneca, and Berlex/Bayer. Our management team also consists of Helen Collins, M.D., Benjamin Hohl and Galya Blachman, Ph.D., Esq. Dr. Collins, our Chief Medical Officer, most recently served as Chief Medical Officer at Five Prime Therapeutics, until its acquisition by Amgen, where she led the development of bemarituzumab, an investigational targeted antibody, which was granted Breakthrough Therapy Designation by the FDA. Previously, Dr. Collins held leadership positions in clinical development and medical affairs at Amgen and Gilead Sciences. Mr. Hohl, our Chief Financial Officer and Head of Corporate Development, worked at Goldman Sachs Healthcare Investment Banking for nearly a decade advising on and executing biopharmaceutical and life sciences financings and strategic transactions. Dr. Blachman, our Chief Legal Officer and Head of Business Development, most recently served as the General Counsel and Chief Compliance officer of 5AM Ventures and the Chief Operating Officer of the 4:59 Initiative, 5AM Venture’s incubation arm. Prior to that, Dr. Blachman worked at AbbVie Stemcentrx and two corporate law firms.

In addition to our strong leadership team, the expertise and experience of our scientific advisors position us well to realize our mission of helping patients live longer, better lives. Our scientific advisors advise on matters associated with small molecule research and development, including preclinical and clinical development and regulatory and commercial positioning. The precision oncology experts on our scientific advisory board include the following members:

•
Brian Druker, M.D. is the Director of OHSU Knight Cancer Institute and the co-founder of Blueprint Medicines. Dr. Druker revolutionized the treatment of cancer by advocating for and participating in the development of Gleevec (imatinib), a TKI that turned CML, a once-fatal cancer, into a manageable condition.
•
Kevin Koch, Ph.D. is the President and Chief Executive Officer of Edgewise Therapeutics and was the co-founder and Chief Scientific Officer of Array BioPharma (acquired by Pfizer). He is also a Venture Partner with OrbiMed.
•
Lori Kunkel, M.D. was previously the acting Chief Medical Officer at Loxo Oncology (acquired by Eli Lilly and Company). Dr. Kunkel also served as the Chief Medical Officer at Pharmacyclics (acquired by AbbVie) and Proteolix (acquired by Onyx Pharmaceuticals), where she contributed to the global approvals of Imbruvica (ibrutinib) and Kyprolis (carfilzomib), respectively.

Our Development Approach

As a chemistry-led, precision oncology company, our primary focus lies in opportunities emerging from validated biology, where we believe we can improve on the standard of care. Specifically, we are focused on developing kinase inhibitors that:

•
enhance efficacy through an improved therapeutic index driven by better selectivity and/or combinability;
•
combat intrinsic and/or acquired resistance;
•
address brain metastases; and
•
improve safety and enhance patient convenience.

At Enliven, we have assembled a team of seasoned drug hunters and are building a focused pipeline of programs. Using our expertise and the foundational principles driving our approach, we believe we are in a unique position to develop therapies to help patients not only live longer, but live better through our precision oncology solutions. Our development approach is rooted in the following principles:

(1)
Application of unique insights to validated biological targets: We utilize our deep understanding of fundamental genetic alterations in oncology and insights from real-world market research to identify and select targets. For example, small molecule inhibitors of BCR-ABL have been shown to block proliferation and induce apoptosis in cell lines driven by the BCR-ABL fusion protein. We also evaluate key characteristics for potential targets including the totality of preclinical and clinical evidence, unmet medical need and potential market opportunity to develop our TPPs. We are currently focusing on the following three target groups:
•
Validated oncogenic drivers with proven clinical efficacy, meaning that small molecule inhibitors against a given target with sufficient selectivity have undergone clinical evaluation by third parties and demonstrated objective responses in patients, including areas where existing therapies have clear limitations such as resistance via acquired mutations, metastasis to the brain, poor tolerability, inconveniences such as drug-drug interactions, pill burden, and diet restrictions, and overall poor quality of life for patients.
•
Emerging oncogenic drivers where we find promise in a potential target that has been inadequately exploited. An example of this is suboptimal target coverage due to poor tolerability and/or PK. We believe that maximal target inhibition is required for maximal clinical effect. However, drugs often fail to reach sufficient concentrations in the human body because they are poorly absorbed, poorly distributed, rapidly cleared, or cause off-target toxicities at doses lower than those required for maximum efficacy.
•
Clinically validated signaling nodes, which are key downstream effectors of the target driving cancer proliferation, including potential targets that are not necessarily specific oncogenic drivers but are clinically validated escape mechanisms for cancer resistance. We believe that addressing these escape mechanisms in combination with the targeting of an oncogenic driver, represents the next key to advance the evolution of cancer treatment modalities. For example, mitogen-activated protein kinase ("MEK") has been shown to be a key downstream node or effector of BRAF V600E such that small molecule inhibitors against MEK have shown activity in patients harboring BRAF V600E mutations.
(2)
Differentiated chemistry and compound design: Our chemists have designed selective compounds against more than 60 kinase targets. From this foundation, our team has built a library of unique, highly ligand efficient scaffolds and integrates multiple technologies to pursue our selected target opportunities. By starting with chemistry we understand and have designed a priori to be drug-like, we believe we can move rapidly into discovery of our preclinical asset, which reduces the time required to test our preclinical hypothesis. Because we focus on a limited number of high potential programs, our research leaders and experienced scientists are involved in the discovery and development of every product candidate. Leveraging our cross functional and highly integrated contract research organization ("CRO") model, we continually iterate and shift resources to the most promising chemistry designs based on data generated daily from hundreds of available in vitro and in vivo assays. This focus has resulted in a highly efficient discovery process that we believe will be difficult for companies with larger pipelines and broader focus to match.
(3)
Disciplined clinical trial design and regulatory strategy: By employing biomarker guided patient selection strategies, we plan to direct our clinical development efforts toward building a high-quality dataset designed to test our efficacy hypothesis early on in clinical development. In specific development areas, we may also seek to build a clinical dataset to enable future registrational trials in earlier lines of therapy.

Through our company’s focus on defining and establishing TPPs that address emerging unmet needs and potentially overlooked market opportunities, and our team’s experience in designing and developing therapeutics for unmet needs, we aim to build a pipeline of high-quality product candidates rather than simply a large number of programs.

Our parallel lead programs are focused on targeting known oncogenic drivers of cancer. Our BCR-ABL program aims to deliver enhanced target inhibition through better selectivity, resulting in better activity and improved long-term tolerability than approved or current investigational active-site agents. Our product candidate, ELVN-001, was also designed to address resistance via the T315I gatekeeper mutation, for which there are limited treatment options. Our HER2 program is a potent, highly selective, CNS penetrant and irreversible HER2 inhibitor against wild type HER2 and various HER2 mutations. Our focus for this program is in NSCLC, BRC, and CRC as a single agent and/or in combination with standard of care. ELVN-002 is designed to inhibit HER2 and key mutations of HER2, while sparing wild-type EGFR and avoiding EGFR-related toxicities. We believe that if ELVN-002 achieves this profile, it will be able to achieve an improved therapeutic index compared to current approved and investigational TKIs as well as provide a meaningful therapeutic option to patients with brain metastases, a key mechanism of resistance to current therapies in patients with NSCLC, BRC, and other HER2 driven diseases.

Our Pipeline

We are focused on the discovery and development of precision oncology therapies. We aim to do this by addressing issues such as tolerability and combinability, resistance, and disease escape through brain metastases. We are currently advancing two parallel lead product candidates, ELVN-001 and ELVN-002.

BCR-ABL Program: ELVN-001

ELVN-001 is a small molecule kinase inhibitor for the treatment of CML. ELVN-001 specifically targets the BCR-ABL fusion gene product, the oncogenic driver for patients with CML. ELVN-001 is a potent, highly selective, adenosine triphosphate, or ATP-competitive inhibitor of ABL1. ELVN-001 was also designed to have activity against T315I, the most common BCR-ABL mutation. T315I confers resistance to all the approved TKI therapies except asciminib and ponatinib. ELVN-001 was also designed to have activity against mutations known to confer resistance against asciminib. We believe that, given its marked kinome selectivity, attractive drug-like properties, and activity against T315I, ELVN-001 has the potential to represent an improved option for patients with CML across all lines of therapy in the future.

CML Disease and Market Background

CML accounts for approximately 15% to 20% of leukemias in adults. This disease is divided into three stages of progressively advanced disease termed chronic phase ("CP"), accelerated phase, and blast crisis. Nearly 95% of patients with CML are diagnosed in the CP. In the last decade, the annual incidence of CML has remained steady at approximately two cases per 100,000 adults and was estimated to be 9,000 people in the United States in 2020. In 2018, there were approximately 62,000 patients living with CML in the United States. This population continues to grow, largely driven by improved survival rates attributable to the availability of BCR-ABL targeted therapies. The number of patients living with CML has more than doubled since the introduction of BCR-ABL TKIs. More than 75% of CML patients achieve normal survival outcomes when compared to the appropriate age-matched general population. However, roughly 70% of these patients require continuous TKI therapy in order to achieve this outcome and an additional 10% achieve near normal survival when compared to the appropriate age-matched general population with continuous TKI therapy.

The evolution of the CML treatment paradigm has been driven by improved efficacy as primarily demonstrated through improvements in major molecular response ("MMR"), a specific measure of BCR-ABL transcript levels in the blood. Imatinib, a first-generation small molecule BCR-ABL TKI, was approved for treatment of CML in 2001. Since imatinib’s approval, and with the introduction of several additional BCR-ABL TKIs, the 10-year survival rate improved from less than 20% to more than 80%. Because second generation TKIs (dasatinib, nilotinib, and bosutinib) elicit quicker molecular responses and higher rates of MMR and MR4.5, updates to the NCCN guidelines include recommendations to achieve deeper responses for some patients in the 1L setting. As a result, physicians now report that up to 50% of treatment-naïve patients start 1L therapy on a second generation TKI. Over the past 20 years, the treatment and market dynamics in CML have evolved considerably. Due to the success and availability of multiple TKIs, patients diagnosed with CML today have a significantly prolonged life expectancy. For many patients, however, this will require many years, if not decades, of therapy. The CML treatment dynamics and market insights lend an increased focus on better early efficacy and long-term tolerability. In fact, for third line patients, the top two treatment goals for physicians and patients are to maintain or improve quality of life and to manage side effects.

Despite many significant advances in the treatment of CML, drug intolerance and resistance result in the loss of molecular response and disease progression for many patients. The availability of multiple treatment options has also likely driven an increase in switching rates. Approximately 20% of patients switch therapy within the first year of treatment and up to 40% switch in the first five years of treatment. The majority of treatment switches occur early in the patient’s treatment course due to intolerance or lack and/or loss of molecular response. As a result, it is estimated that approximately 50% of patients with CML in the United States (approximately 30,000 patients) have discontinued at least one TKI. In the 2L setting, switching occurs even more rapidly. Approximately 50% of 2L patients switch after two to three years as treatment durability wanes and TKI tolerability issues persist.

Asciminib, a fourth-generation agent, has demonstrated potential advantages over first-, second- and third-generation BCR-ABL TKIs in clinical trials. Currently marketed by Novartis, it is an allosteric inhibitor of BCR-ABL that specifically targets the ABL myristoyl pocket. Unlike the first-, second- and third-generation TKIs, which are active site inhibitors, asciminib represents an unfamiliar mechanism of action for physicians and its long-term tolerability, safety and resistance profile is not yet fully defined. As noted in the product labeling, drug-drug interactions and fasting requirements, two hours before and one hour after each dose, may present additional challenges in the context of a chronic disease. Furthermore, in clinical trials with a median treatment duration of less than 15 months, multiple resistance mutations to asciminib were observed, including M244V, E355G, F359V and T315I in the ATP binding site, and A337T and P465S in the myristoyl binding pocket. Lastly, in its 3L+ pivotal study, approximately 30% of patients discontinued due to lack of efficacy by 48 weeks and approximately 50% of patients discontinued asciminib by 96 weeks, but only 1.2% due to progressive disease or death. Hence, the majority of patients switch off asciminib due to lack of efficacy or adverse events and likely seek other TKI treatment options. We believe asciminib’s development progress to date, including Novartis’ move directly from a pivotal 3L+ trial, in which it demonstrated a superior rate of MMR at 6 months compared to bosutinib, to a 1L pivotal trial prior to its first FDA approval, highlights the heightened need for better agents in all lines of therapy for CML. This demand for better agents has been demonstrated by Novartis’ strong 3L+ launch of asciminib. In the fourth quarter of 2023, Scemblix achieved approximately $125 million in sales. This implies that asciminib is currently operating at an approximately $500 million annual sales run rate with 3L+ approval alone. Additionally, Novartis recently announced that Scemblix showed superior MMR rates vs standard of care in their 1L trial, which demonstrates that a selective BCR-ABL TKI has the potential to offer a better solution for CML patients across lines of therapy.

ELVN-001 Opportunity

In contrast to the ATP-competitive TKIs approved for the treatment of CML, ELVN-001 is highly selective within the kinome. Importantly, our preclinical studies showed that ELVN-001 did not meaningfully interfere with the activity of particular kinases known to limit the efficacy and tolerability of approved TKIs that suffer from a number of dose-limiting toxicities. We believe that the enhanced selectivity profile of ELVN-001 coupled with its predicted human PK may provide a wide therapeutic index. This in turn may enable greater and more prolonged target engagement as well as improved tolerability for long-term treatment. As demonstrated by the approved active site TKIs, there is a clear correlation between target coverage (as measured by fold above Phosphorylated CRKL IC50 at Cave) and 1L MMR at 12 months; better target coverage leads to higher 1L MMRs at 12 months. Additionally, the target coverage that the approved active site TKIs achieve in humans is approximately the same as the target coverage achieved in non-human primates ("NHPs"). In contrast, at well-tolerated doses, ELVN-001 achieved target coverage in NHPs that is well in excess of our target in humans. Therefore, we believe ELVN-001 could potentially have a wider therapeutic index compared to the currently approved active-site TKIs. If ELVN-001 achieves a wider therapeutic index in patients with CML, we believe it will confer faster and deeper molecular responses than those observed with the approved active site agents. Deep molecular responses have been shown to significantly predict overall survival and represent a highly sensitive marker to detect treatment differences, especially in early lines of therapy. Importantly for patients, this wide therapeutic index may not only drive deeper responses, but may also offer better tolerability, which is a top treatment goal in CML, particularly for patients who have had two prior TKIs. Additionally, we have designed ELVN-001 to be a more attractive option for patients who desire more freedom from stringent administration requirements (e.g., fasting and drug-drug interactions), have co-morbidities, or are on concomitant medications. We believe tolerability and flexible use are important in a chronic disease setting where patients often require daily therapy for decades.

ELVN-001 has been designed to address the T315I mutation form of BCR-ABL while preserving high potency against the native BCR-ABL isoform. In preclinical models, ELVN-001 exhibited robust tumor growth inhibition in both native BCR-ABL and the T315I mutation. Based upon these data and given its enhanced kinome selectivity, we believe that ELVN-001 has the potential to be an improved option for patients with CML harboring the T315I mutation.

At the end of 2021, Novartis received 3L+ approval for its allosteric BCR-ABL inhibitor, asciminib. Early in its launch, asciminib has already achieved approximately $500 million of annualized sales, based on the results of the fourth quarter of 2023. Novartis is currently projecting asciminib to have greater than $2 billion of annual peak sales. We believe ELVN-001 is well-positioned to follow asciminib given its complementary mechanism of action (ATP-site/active form vs. allosteric/inactive form) to asciminib. In particular, ELVN-001 demonstrated in vitro activity against all of the asciminib-emergent mutations associated with lack of efficacy and treatment discontinuation in the ASCEMBL trial (Scemblix’s Phase 3 trial in 3L+ CML). In ASCEMBL, over 40% of patients discontinued asciminib by 96 weeks, but only 1.2% due to progressive disease or death. We believe this demonstrates a large opportunity for ELVN-001 in patients who ultimately switch off asciminib. Additionally, there is potentially a rationale for ELVN-001 to compete directly with asciminib across lines of therapy based on differentiated efficacy, tolerability or administration requirements for patients.

Clinical Development Plan

We anticipate initiating our Phase 1b dose escalation for ELVN-001 in adult patients with CML by mid-2024. Our Phase 1 clinical trial is designed to characterize the safety, tolerability, PK properties, and preliminary efficacy in a population of patients with CML with and without the T315I mutation. Assuming the results of the Phase 1 clinical trial are supportive and subject to feedback from regulatory authorities, subsequent trials would include a randomized pivotal trial(s) in patients with CML. Should efficacy and safety data also support potential benefit in patients with T315I, we would discuss with the FDA the optimal path forward for this patient population with limited options.

The objective of the trial is to (1) assess the safety and tolerability of ELVN-001 when administered to patients with CML, (2) understand the relationship between dose and schedule of drug with PK and anti-tumor activity, and (3) determine recommended doses for expansion in patients with CML with and without T315I. Our key efficacy measure will be the reduction of BCR-ABL transcripts in peripheral blood. We plan to present preliminary Phase 1a safety and efficacy data in the second quarter of 2024. By the time of this preliminary data release, we expect to have enrolled more than 20 patients in an efficacious dose range at the time of first data disclosure and expect that 10-20 patients will have been treated for over 3 months.

If our Phase 1 clinical data demonstrates an acceptable safety and tolerability profile and a strong positive efficacy signal, we would then engage with the FDA and other regulatory agencies to plan one or more registration-enabling trials in earlier lines of therapy in the United States and other geographies. Where possible, we plan to explore applicable regulatory strategies pursued by other targeted therapy companies, for example Orphan Drug Designation, Breakthrough Therapy and Fast Track designation, Priority Review and/or Accelerated Approval. However, because our product candidates are in early development, there can be no assurance that the FDA will permit us to utilize an expedited approval process for any of our product candidates. The FDA's accelerated approval pathways do not guarantee an accelerated review by the FDA. Even if our product candidates are granted a designation or qualify for expedited development, it may not actually lead to faster development or expedited regulatory review and approval or increase the likelihood that they will receive FDA approval.

HER2 Program: ELVN-002

ELVN-002 is a potent, highly selective, CNS penetrant and irreversible HER2 inhibitor with activity against wild type HER2 and various HER2 mutations. ELVN-002 is designed to inhibit wild type HER2 and key mutations of HER2, while sparing wild-type EGFR and avoiding EGFR-related toxicities. We believe that if ELVN-002 achieves this profile, it will be able to achieve an improved therapeutic index compared to current approved TKIs as well as provide a meaningful therapeutic option to patients with brain metastases, a key mechanism of resistance to current therapies in patients with NSCLC, BRC, and other HER2 driven cancers. Additionally, ELVN-002 was specifically designed to enable rational combination therapies, which, we believe, will be important for the treatment of patients with metastatic HER2 overexpressing and amplified cancers. Our focus for this program is in NSCLC, BRC, and CRC as a single agent and/or in combination with standard of care.

HER2 Altered Tumors and Market Background

The overexpression, amplification or mutation of HER2 is highly associated with aggressive forms of solid cancers, including BRC, NSCLC, CRC, and several others. In the United States alone, the incidence of HER2-altered cancer is over 150,000 patients annually, including approximately 63,000 with BRC, approximately 47,000 with NSCLC and approximately 9,000 with colon cancer. While up to 3% of patients with NSCLC harbor HER2 mutations, there are no FDA-approved TKIs for the treatment of HER2 mutant NSCLC. Most TKIs targeting this HER2 population are dual EGFR and HER2 inhibitors which have been dose-limited in the clinic by EGFR-related toxicities, such as GI and skin toxicities. These toxicities necessitate restrictive dosing regimens, leading to suboptimal HER2 engagement and attenuated therapeutic benefit. Moreover, while marketed TKIs provide a therapeutic benefit for patients with cancers driven by HER2 overexpression, they may have limited efficacy in patients harboring specific genetic alterations.

Despite advances in treatments for HER2 altered tumors, the median overall survival is less than 12 months in the advanced stage, late line therapy setting. HER2 overexpressing and amplified tumors represent a large opportunity. While HER2 amplification or overexpression is associated with many tumor types, including NSCLC, gastric cancer, CRC, and endometrial cancer, BRC currently represents the vast majority of HER2 related drug sales, as there are no TKIs that have received full FDA approval for the treatment of metastatic CRC or overexpressed/amplified NSCLC. The standard of care for HER2 metastatic BRC is chemotherapy in combination with one or more anti-HER2 monoclonal antibodies, such as trastuzumab or pertuzumab. Fam-trastuzumab deruxtecan (Enhertu) and ado-trastuzumab emtansine (Kadcyla) are both approved HER2 ADCs; however, they carry two and three black box warnings, respectively. Approved TKIs for metastatic BRC include dual EGFR and HER2 inhibitors, such as neratinib and lapatinib, in combination with capecitabine. Tucatinib is the only HER2-selective TKI and is approved in combination with trastuzumab and capecitabine. Despite demonstrating improved overall survival, the combination results in 80% all grade diarrhea (13% > Grade 3) and affords a median progression free survival of only 7.8 months. Of note, single agent tucatinib had an objective response rate ("ORR") of only 11% in late line metastatic BRC. This is perhaps not surprising given that tucatinib only achieved concentrations above its IC90 for HER2 in approximately 40% of patients all day (over 24 hours) at its FDA approved dose. Despite its limitations, Tukysa (tucatinib) is currently generating over $400 million in annualized revenue with a 2L+ HER2+ metastatic BRC label in combination with trastuzumab and chemotherapy (capecitabine) and 2L+ RAS wild type, HER2+ metastatic CRC in combination with trastuzumab. Additionally, recent tucatinib and Kadcyla combination data in HER2+ metastatic BRC supports a larger opportunity for ELVN-002 in metastatic BRC and demonstrates the rationale for TKI and ADC combinations more broadly. Notwithstanding tremendous advances in therapeutic options for HER2 metastatic BRC, there are still no curative treatments. Approximately 25% of patients experience primary or acquired resistance and up to 50% of patients develop brain metastases.

Due to the recent approvals and success of Enhertu, the HER2-altered cancer treatment paradigm is shifting. In 2022, annual Enhertu sales were approximately $1.6 billion and it is estimated that they will be more than $10 billion by 2028. However, Enhertu does not provide sustained disease control for all patients as approximately 25% of patients receiving Enhertu in 2L+ metastatic BRC progress within 12 months of treatment. Due to this dynamic and the fact that a standard of care regimen has not been established post-Enhertu, we believe there is a significant patient need and market opportunity in the post-Enhertu setting. Based on the precedent established by tucatinib in HER2+ BRC and CRC, we believe dual HER2-targeting may represent an important treatment option for patients with HER2+ cancers, especially for those who progress or are intolerant to Enhertu.

ELVN-002 Opportunity

ELVN-002 is a potent, highly selective, CNS penetrant and irreversible HER2 inhibitor with activity against wild type HER2 and various HER2 mutations. ELVN-002 was designed to achieve an improved therapeutic index compared to current approved and investigational TKIs in the broad HER2 population, including HER2 mutant, amplified and overexpressed tumors. Due to significant structural homology between EGFR and HER2, most investigational agents targeting HER2 mutations are dual EGFR and HER2 inhibitors and are dose-limited by EGFR-related toxicities. This has contributed to limited efficacy for patients with HER2 mutations, particularly in NSCLC. In contrast, ELVN-002 was greater than 100 times more selective for HER2 over EGFR in preclinical studies. Tucatinib, a reversible small molecule inhibitor, represents the only approved selective HER2 orally active drug. However, it only achieves IC90 coverage in approximately 40% of patients and lacks potency against key mutations in NSCLC and BRC. ELVN-002 has demonstrated higher potency compared to tucatinib against wild type HER2 and HER2 mutations in our preclinical studies. Moreover, ELVN-002 elicited more robust tumor growth inhibition, including regressions, compared to tucatinib in HER2-amplified subcutaneous and intracranial models. ELVN-002 also demonstrated an improved safety margin in NHPs compared to tucatinib. Due to its larger safety margin, irreversible inhibition and improved PK profile, we believe ELVN-002 has the potential to achieve better target inhibition and improved efficacy compared to tucatinib. Taking all of this into consideration, we believe ELVN-002 may offer an improved treatment option compared to dual EGFR/HER2 TKIs as well as tucatinib for HER2-altered cancers, including for patients with CNS metastases.

Clinical Development Plan

We have nearly completed our Phase 1a dose escalation for ELVN-002 as a single agent in patients with solid tumors with HER2 alterations. This Phase 1 clinical trial is designed to characterize the safety, tolerability, PK properties, and preliminary efficacy in a population of patients with HER2 mutant and HER2 amplified or overexpressed solid tumors.

The objective of the trial is to (1) assess the safety and tolerability of ELVN-002, (2) understand the relationship between dose and schedule of drug with PK and anti-tumor activity, and (3) determine recommended doses for expansion as a single agent in HER2 mutant lung cancer. We plan to present Phase 1a safety and efficacy data in 2024.

Based on data from the single agent Phase 1 clinical trial, we filed another IND for ELVN-002 and received clearance of the IND from the FDA in the first quarter of 2024 to evaluate the combination of ELVN-002 with trastuzumab in HER2+ solid tumors, and ELVN-002 with trastuzumab and chemotherapy in patients with HER2+ colorectal and breast cancer. This Phase 1 clinical trial is designed to characterize the safety, tolerability, PK properties, and preliminary efficacy in patients with HER2+ solid tumors. Should the emerging clinical data be supportive, we will also evaluate safety, tolerability, and PK of ELVN-002 with trastuzumab and chemotherapy in patients with HER2+ CRC and BRC, and its preliminary efficacy in CRC.

After our Phase 1 clinical trials, and dependent on our data and alignment with the FDA, we believe there are multiple opportunities for a HER2 TKI including in lung cancer, BRC, and CRC as a single agent and/or in combination with standard of care.

Based on the totality of the Phase 1 clinical data and predicated upon an acceptable safety and tolerability profile and a strong positive efficacy signal, we then expect to engage with the FDA and other regulatory agencies to plan one or more registration-enabling trials in the United States and other geographies. Where possible, we plan to explore applicable regulatory strategies pursued by other targeted therapy companies, for example Orphan Drug Designation, Breakthrough Therapy and Fast Track designation, Priority Review and/or Accelerated Approval. However, because our product candidates are in early development, there can be no assurance that the FDA will permit us to utilize an expedited approval process for any of our product candidates. The FDA’s accelerated approval pathways do not guarantee an accelerated review by the FDA. Even if our product candidates are granted a designation or qualify for expedited development, it may not actually lead to faster development or expedited regulatory review and approval or increase the likelihood that they will receive FDA approval.

Additional Programs

In addition to our two lead programs, we are currently pursuing several additional research stage opportunities that align with our development approach, and for which we have established TPPs. We have completed IND enabling studies for our third program, have an additional program in lead optimization and have multiple efforts ongoing in target validation and lead identification. In the near-term, we plan to remain focused on progressing ELVN-001 and ELVN-002 and will prioritize taking full advantage of the development opportunities related to these programs before initiating a potential clinical trial for a third program.

Competition

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, in establishing clinical trial sites and patient registration for clinical trials, and in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Additional mergers and acquisitions may result in even more resources being concentrated in our competitors. Our commercial potential could be reduced or eliminated if our competitors develop and commercialize products that are safer or more effective, have fewer or less severe side effects, and are more convenient or less expensive than products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we can, which could result in our competitors establishing a strong market position before we are able to enter the market or could otherwise make the development or commercialization of our products more complicated. The key competitive factors affecting the success of all of our programs are likely to be efficacy, safety and patient convenience.

There are currently six BCR-ABL TKIs FDA approved for use in CML: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), and Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib). Most of these BCR-ABL inhibitors target additional tyrosine kinases, which can lead to debilitating side effects. Iclusig (ponatinib) is indicated for patients with CML who have resistance or intolerance to at least two prior TKIs. It is also approved for patients with the T315I mutation. However, due to its off-target kinase activity, this agent carries four black box warnings and is poorly tolerated requiring dose reductions that limit its efficacy. Scemblix (asciminib) is a fourth generation TKI by Novartis AG recently approved by the FDA. It is designed to allosterically inhibit BCR-ABL by binding to the myristoyl pocket, which is remote from the active site and is a novel mechanism. Other BCR-ABL TKIs under investigation include Sun Pharma Advanced Research Company’s vodobatinib, Ascentage Pharma’s olverembatinib, Terns Pharmaceutics, and others at various stages of development.

There are no approved TKIs for HER2 mutant NSCLC. Enhertu (fam-trastuzumab deruxtecan), an antibody drug conjugate, marketed by AstraZeneca and Daiichi-Sankyo, received accelerated approval from the FDA for this patient population in August 2022. Most of the investigational TKIs for this population are all dual EGFR and HER2 inhibitors such as Spectrum’s poziotinib, Takeda’s mobocertinib, Black Diamond’s BDTX-189 and Jiangsu HengRui Medicine Co., Ltd’s pyrotinib. These dual EGFR and HER2 inhibitors have been dose-limited in the clinic by EGFR-related toxicities such as GI and skin-related toxicities. As such, their therapeutic utility is often limited. Pyrotinib is being investigated in a Phase 3 pivotal trial. Bayer received FDA Breakthrough Therapy designation and increased their trial's sample size to advance BAY2927088 in patients with HER2 mutant NSCLC that have progressed on a prior systemic agent with no other approved treatment. Boehringer Ingelheim initiated a pivotal study with Zongertinib (BI-1810631), a HER2-specific TKI, in newly diagnosed patients with HER2 mutant NSCLC. Other TKIs are in late stage research for HER2 mutant NSCLC including Nuvalent’s NVL-330, Entos’ IAM-H1 and an undisclosed compound being developed by Cogent Biosciences.

For HER2 amplified and overexpressing tumors, such as BRC, there are several FDA-approved antibodies, antibody drug conjugates, and TKIs. For example, Genentech’s Herceptin (trastuzumab) and Perjecta (pertuzumab) are approved HER2-antibodies. Approved HER2-antibody drug conjugates include Genentech’s Kadcyla (ado-trastuzumab emtansine) and Daiichi Sankyo’s Enhertu (fam-trastuzumab deruxtecan). Approved TKIs for HER2 BRC include Puma’s Nerlynx (neratinib), Novartis AG’s Tykerb (lapatinib), and Seagen’s Tukysa (tucatinib). Several of these drugs are approved for other HER2-driven indications such as gastric and colorectal cancer. Furthermore, Roche’s ZN-A-1041/RG6596 is a HER2 selective TKI in early-stage development for HER2 BRC.

Finally, there are numerous other investigational therapies, spanning many modalities that are being evaluated preclinically and in clinical trials for various HER2-altered cancers.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We rely, and expect to continue to rely, on third parties to manufacture our product candidates for preclinical and clinical testing, as well as for commercial manufacturing should any of our product candidates obtain marketing approval. We also rely, and expect to continue to rely, on third parties to package, label, store and distribute our investigational product candidates, as well as our commercial products should marketing approval be obtained. We believe that this strategy allows us to maintain a more efficient infrastructure by eliminating the need for us to invest in our own manufacturing facilities, equipment and personnel while also enabling us to focus our expertise and resources on the discovery and development of our product candidates.

To date, we have obtained the custom-manufactured starting materials for active pharmaceutical ingredients ("APIs") manufacture from Pharmaron and Hande Sciences and our good manufacturing practice ("GMP") APIs from Pharmaron. The drug product for the ELVN-001 program is manufactured at Latitude Pharmaceuticals Inc., and Quotient Sciences, and the drug product for the ELVN-002 program is manufactured at CoreRx. We could contract with other contract manufacturing organizations ("CMOs") for the starting materials as the raw materials we use are commonly used and are available from multiple sources. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of APIs and drug product on a project-by-project basis based on our development needs.

As we advance our product candidates through development, we plan to explore adding backup suppliers for the APIs and drug product for each of our product candidates in order to protect against any potential supply disruptions.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary or intellectual property protection for our product candidates, technology and know-how, to operate without infringing the proprietary or intellectual property rights of others and to prevent others from infringing our proprietary or intellectual property rights. We expect that we will seek to protect our proprietary and intellectual property position by, among other methods, pursuing and obtaining patent protection in the United States and in jurisdictions outside of the United States related to our proprietary technology, inventions, improvements and product candidates that are important to the development and implementation of our business. We may also rely on trade secrets, know-how, trademarks, continuing technological innovation and licensing opportunities to develop and maintain our proprietary and intellectual property position.

As of January 1, 2024, our patent portfolio includes issued and pending patent applications that we own related to our HER2 and BCR-ABL programs.

For our HER2 program, we have six patent families with claims directed to our HER2 selective inhibitory compounds as composition of matter, as well as claims directed to pharmaceutical compositions and combinations comprising such compounds and uses of such compounds, e.g., for treatment of cancers, such as NSCLC, including cancers associated with E20IMs. The first family includes one pending U.S. non-provisional application. The second family includes pending non-provisional applications in the U.S. and in Europe. Any patents that may issue from the first or the second family are expected to expire in 2041, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The third family includes a pending Patent Cooperation Treaty ("PCT") application. The fourth family includes one issued U.S. patent that expires in 2042; pending non-provisional applications in the U.S., Argentina, and Taiwan; and a pending PCT application. Any patents that may issue from the third or the fourth family are expected to expire in 2042, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The fifth family includes a pending PCT application. Any patents that may issue from the fifth family are expected to expire in 2043, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The sixth family includes a pending U.S. provisional application. Any patents that may issue from the sixth family are expected to expire in 2044, absent any patent term adjustment, patent term extensions, or terminal disclaimers. Any patents that may issue from our pending patent applications are expected to expire between 2041-2043, absent any patent term adjustments or patent term extensions for regulatory delay.

For the BCR-ABL program, we own three patent families with claims directed to BCR-ABL tyrosine-kinase inhibitory compounds as composition of matter, as well as claims directed to pharmaceutical compositions and combinations comprising such compounds and uses of such compounds, e.g., treatment of CML, acute myeloid leukemia ("AML"), acute lymphoblastic leukemia ("ALL"), or mixed phenotype acute leukemia, including refractory leukemias associated with a T315I mutation in BCR-ABL. The first family includes two issued U.S. patents that expire in 2041; and pending non-provisional applications in the U.S., Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Singapore, and South Africa. The second family includes pending non-provisional applications in the U.S., China, Europe, Israel, India, Japan, Republic of Korea, and Mexico. Any patents that may issue from the first or the second family are expected to expire in 2041, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The third family includes a pending U.S. non-provisional application. Any patents that may issue from the third family are expected to expire in 2042, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The term of individual patents depends upon the legal term for patents in the countries in which they are granted. In most countries in which we file, the patent term is generally 20 years from the earliest date of filing a non-provisional patent application. In the United States, the patent term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the USPTO in examining and granting a patent or may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. Additionally, the Drug Price Competition and Patent Term Restoration Act of 1984 (“Hatch-Waxman Act”) permits patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time a drug is under regulatory review while a patent that covers the drug is in force. The length of the patent term extension is related to the length of time the drug is under regulatory review. Patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, only one patent applicable to each regulatory review period may be extended and only those claims covering the approved drug, a method for using it or a method for manufacturing it may be extended.

Similar provisions are available in the EU and certain other foreign jurisdictions to extend the term of a patent that covers an approved drug. In the future, if and when our product candidates receive approval by the FDA or foreign regulatory authorities, we expect to apply for patent term extensions on issued patents covering those products, if available. However, there is no guarantee that the applicable authorities, including the FDA in the United States, will agree with our assessment of whether such extensions should be granted, and, if granted, the length of such extensions. For more information regarding the risks related to our intellectual property, see the section “Risk Factors—Risks Related to Our Intellectual Property” included elsewhere in this Annual Report on Form 10-K. Expiration dates referred to above are without regard to potential patent term extension or other market exclusivity that may be available to us.

In addition to patent protection, we also rely on trademarks and other proprietary information and continuing technological innovation to develop and maintain our competitive position. We seek to protect and maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. Although we take steps to protect our proprietary information, including through contractual means with our employees and consultants, third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to or disclose our technology. Thus, we may not be able to meaningfully protect our proprietary information. It is our policy to require our employees, consultants, outside scientific collaborators, sponsored researchers and other advisors to execute confidentiality agreements upon the commencement of employment or consulting relationships with us. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances. Our agreements with employees also provide that all inventions conceived by the employee in the course of employment with us or from the employee’s use of our confidential information are our exclusive property. However, such confidentiality agreements and invention assignment agreements can be breached, and we may not have adequate remedies for any such breach. For more information regarding the risks related to our intellectual property, see the section titled “Risk Factors—Risks Related to Our Intellectual Property” included elsewhere in this Annual Report on Form 10-K. The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third- party patent would require us to alter our development or commercial strategies, alter our products or processes, obtain licenses or cease certain activities. Our breach of any license agreements or our failure to obtain a license to proprietary rights required to develop or commercialize our future products may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in derivation proceedings in the USPTO to determine priority of invention. For more information, see the section titled “Risk Factors—Risks Related to Our Intellectual Property” included elsewhere in this Annual Report on Form 10-K.

Government Regulations

Government authorities in the United States at the federal, state and local level and in other countries regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved by the regulatory authority.

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act ("FDCA"). Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates are considered small molecule drugs and must be approved by the FDA through the new drug application ("NDA") process before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice ("GLP");
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•
approval by an independent institutional review board ("IRB"), or ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice ("GCP") requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;
•
submission to the FDA of an NDA after completion of all pivotal trials;
•
determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practice ("cGMP") requirements assuring that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;
•
FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy ("REMS"), and the potential requirement to conduct post-approval studies.

The data required to support an NDA are generated in two distinct developmental stages: preclinical and clinical. The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for any current and future product candidates will be granted on a timely basis, or at all.

Preclinical Studies and IND

The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with the FDA requirements for use of foreign clinical trials, including the requirements set forth at 21 CFR 312.120, the laws and regulations of the foreign regulatory authorities where the trial was conducted, such as the European Medicines Agency ("EMA"), whichever provides greater protection of the human subjects, and with GCP and GMP requirements, and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the United States.

Clinical trials in the United States generally are conducted in three sequential phases, known as Phase 1, Phase 2 and Phase 3, and may overlap.

•
Phase 1 clinical trials generally involve a small number of healthy volunteers or disease- affected patients who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical trials is to assess the metabolism, pharmacologic action, tolerability and safety of the drug.
•
Phase 2 clinical trials involve studies in disease-affected patients to determine the dose and dosing schedule required to produce the desired benefits. At the same time, safety and further PK and pharmacodynamic information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.
•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use and its safety in use, and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, are conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials, among other information, must be submitted at least annually to the FDA. The sponsor is also responsible for submitting written IND safety reports, including reports of serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the drug, findings from animal or in vitro testing that suggest a significant risk for human subjects, and any clinically significant increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check-points based on access to certain data from the trial.

Concurrent with clinical trials, companies usually complete additional animal safety studies and also must develop additional information about the chemical and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process, as performed by the manufacturing facility, must be capable of consistently producing quality batches of our product candidates. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that our product candidates do not undergo unacceptable deterioration over their labeled shelf life.

We may be required to develop and implement additional clinical trial policies and procedures designed to help protect subjects from public health concerns, such as COVID-19 infection. To the extent the FDA issues additional guidance and policies, compliance with such changes may materially impact our business and clinical development timelines. Changes to existing policies and regulations can increase our compliance costs or delay our clinical plans.

NDA Review Process

Following completion of the clinical trials, data is analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. In short, the NDA is a request for approval to market the drug in the United States for one or more specified indications and must contain proof of safety and efficacy for a drug.

The application must include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of the FDA. FDA approval of an NDA must be obtained before a drug may be legally marketed in the United States.

Under the Prescription Drug User Fee Act ("PDUFA"), as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

The FDA reviews all submitted NDAs before it accepts them for filing and may request additional information rather than accepting the NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA has 10 months, from the filing date, in which to complete its initial review of a new molecular-entity NDA and respond to the applicant, and six months from the filing date of a new molecular-entity NDA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often extended by FDA requests for additional information or clarification.

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies and/or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA’s interpretation of data may differ from our interpretation.

Orphan Drugs

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making the product available in the United States for this type of disease or condition will be recovered from sales of the product.

Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. However, competitors may receive approval either for a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication for which we are seeking approval, or if a product candidate is determined to be contained within the scope of the competitor’s product for the same indication. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the EU has similar, but not identical, requirements and benefits.

Expedited Development and Review Programs

The FDA has a fast track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and preclinical or clinical data demonstrate the potential to address unmet medical needs for the condition. Fast track designation applies to both the product and the specific indication for which it is being studied. The sponsor can request the FDA to designate the product for fast track status any time before receiving NDA approval, but ideally no later than the pre-NDA meeting with the FDA.

Any product submitted to the FDA for marketing, including under a fast track program, may be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. Any product is eligible for priority review if it treats a serious or life- threatening condition and, if approved, it would provide a significant improvement in safety and effectiveness compared to available therapies.

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality ("IMM"), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well- controlled post-marketing clinical trials. The FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-market trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.

Additionally, a drug may be eligible for designation as a breakthrough therapy if the product is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life- threatening condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over currently approved therapies on one or more clinically significant endpoints. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from the FDA to ensure an efficient drug development program. Fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval, but may expedite the development or approval process. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or may decide that the time period for FDA review or approval will not be shortened.

Post-Approval Requirements

Any drug products manufactured or distributed by us or our partners pursuant to FDA approvals will be subject to pervasive and continuing regulation by the FDA, including, among other things, record-keeping requirements, reporting of adverse experiences with the drug, providing the FDA with updated safety and efficacy information, drug sampling and distribution requirements, complying with certain electronic records and signature requirements and complying with FDA promotion and advertising requirements. The FDA strictly regulates labeling, advertising, promotion and other types of information on products that are placed on the market and imposes requirements and restrictions on drug manufacturers, such as those related to direct-to-consumer advertising, the prohibition on promoting products for uses or in patient populations that are not described in the product’s approved labeling, known as “off-label use,” industry-sponsored scientific and educational activities and promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, for certain types of modifications made to the drug, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the development of additional data or preclinical studies and clinical trials.

Drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP regulations and other laws and regulations. In addition, the FDA may impose a number of post-approval requirements as a condition of approval of an NDA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

The FDA may also place other conditions on approvals including the requirement for REMS, to assure the safe use of the product. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market, or product recalls;
•
fines, warning letters, or holds on post-approval clinical studies;
•
refusal of the FDA to approve pending applications or supplements to approved applications;
•
suspension or revocation of product approvals;
•
product seizure or detention;
•
refusal to permit the import or export of products; and
•
injunctions or the imposition of civil or criminal penalties.

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company that is found to have improperly promoted off-label uses may be subject to significant liability.

Other U.S. Regulatory Matters

Pharmaceutical manufacturers are subject to various healthcare laws, regulation, and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Our conduct, including that of our employees, as well as our business operations and relationships with third parties, including current and future arrangements with healthcare providers, third- party payors, customers, and others may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations, which may constrain the business or financial arrangements and relationships through which we research, as well as, sell, market, and distribute any products for which we obtain marketing approval. The applicable federal, state and foreign healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
The federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Affordable Care Act ("ACA") provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act ("FCA").
•
The federal false claims, including the civil FCA that can be enforced by private citizens through civil whistleblower or qui tam actions, and civil monetary penalties prohibit individuals or entities from, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government, and/or impose exclusions from federal health care programs and/or penalties for parties who engage in such prohibited conduct.
•
HIPAA, which prohibits, among other things, executing or attempting to execute a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters.
•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their implementing regulations, which also impose obligations on covered entities such as health insurance plans, healthcare clearinghouses, and certain health care providers and their respective business associates, including mandatory contractual terms as well as their covered subcontractors, with respect to safeguarding the privacy, security and transmission of individually identifiable health information.
•
The federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services ("CMS") information regarding certain payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
•
Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws that require biotechnology companies to comply with the biotechnology industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state and local laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures and require the registration of their sales representatives, state laws that require biotechnology companies to report information on the pricing of certain drug products, and state and foreign laws that govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Pricing and rebate programs must also comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in the ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws. In addition, the distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products. Products must meet applicable child- resistant packaging requirements under the U.S. Poison Prevention Packaging Act as well as other applicable consumer safety requirements.

The failure to comply with any of these laws or regulatory requirements subjects firms to possible legal or regulatory action. Depending on the circumstances, failure to meet applicable regulatory requirements can result in significant civil, criminal and administrative penalties, including damages, fines, disgorgement, imprisonment, exclusion from participation in government funded healthcare programs, such as Medicare and Medicaid, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings, injunctions, requests for recall, seizure of products, total or partial suspension of production, denial or withdrawal of product approvals or refusal to allow a firm to enter into supply contracts, including government contracts.

U.S. Patent-Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of any future product candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits restoration of the patent term of up to five years as compensation for patent term lost during product development and FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent-term restoration period is generally one-half the time between the effective date of an IND or the issue date of the patent, whichever is later, and the submission date of an NDA plus the time between the submission date of an NDA or the issue date of the patent, whichever is later, and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA.

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application ("ANDA"), or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness or generate such data themselves.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority ("NCA"), and one or more Ethics Committees ("ECs").

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation entered into application on January 31, 2022 and is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, it provides a streamlined application procedure via a single-entry point, a European Union portal and database. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the European Union will be made publicly available.

European Union Drug Review and Approval

In the European Economic Area ("EEA"), which is comprised of the 27 Member States of the EU and four European Free Trade Association States (Norway, Iceland, Switzerland, and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization ("MA"). There are two types of marketing authorizations.

•
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use ("CHMP"), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State ("RMS"). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics ("SOPC"), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SOPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar to the U.S. patent term-restoration, Supplementary Protection Certificates ("SPCs") serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidate for which we may seek regulatory approval. Sales in the United States will depend, in part, on the availability of sufficient coverage and adequate reimbursement from third-party payors, which include government health programs such as Medicare, Medicaid, TRICARE and the Veterans Administration, as well as managed care organizations and private health insurers. Prices at which we or our customers seek reimbursement for our product candidates can be subject to challenge, reduction or denial by third-party payors.

The process for determining whether a third-party payor will provide coverage for a product is typically separate from the process for setting the reimbursement rate that the payor will pay for the product. A third-party payor’s decision to provide coverage for a product does not imply that an adequate reimbursement rate will be available. Additionally, in the United States there is no uniform policy among payors for coverage or reimbursement. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies, but also have their own methods and approval processes. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. If coverage and adequate reimbursement are not available, or are available only at limited levels, successful commercialization of, and obtaining a satisfactory financial return on, any product we develop may not be possible.

Third-party payors are increasingly challenging the price and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. In order to obtain coverage and reimbursement for any product that might be approved for marketing, we may need to conduct expensive studies in order to demonstrate the medical necessity and cost-effectiveness of any products, which would be in addition to the costs expended to obtain regulatory approvals. Third-party payors may not consider our product candidates to be medically necessary or cost-effective compared to other available therapies, or the rebate percentages required to secure favorable coverage may not yield an adequate margin over cost or may not enable us to maintain price levels sufficient to realize an appropriate return on our investment in drug development.

Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect the profitable sale of product candidates. Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry.

The ACA, among other things: (1) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations; (2) created a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for certain drugs and biologics that are inhaled, infused, instilled, implanted or injected; (3) established an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in certain government healthcare programs; (4) expanded the availability of lower pricing under the 340B drug pricing program by adding new entities to the program; (5) expanded the eligibility criteria for Medicaid programs; (6) created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in and conduct comparative clinical effectiveness research, along with funding for such research; (7) created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (and 70% commencing January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and (8) established a Center for Medicare Innovation at the CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drugs.

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period in 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. This executive order also instructs certain governmental agencies to review existing policies and rules that limit access to health insurance coverage through Medicaid or the ACA, among others. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Biden administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, with the exception of a temporary suspension implemented under various COVID-19 relief legislation from May 1, 2020 through March 31, 2022. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs will be eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges and other legislative, executive and administrative actions of the government on us and the pharmaceutical industry as a whole is unclear.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. A number of states are considering or have recently enacted state drug price transparency and reporting laws that could substantially increase our compliance burdens and expose us to greater liability under such state laws once we begin commercialization after obtaining regulatory approval for any of our products. We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. Further, it is possible that additional governmental action will be taken in response to the COVID-19 pandemic. If we or any third parties we may engage are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we or such third parties are not able to maintain regulatory compliance, our product candidates may lose regulatory approval that may have been obtained and we may not achieve or sustain profitability.

Employees and Human Capital

Our Values

We foster an inclusive, collaborative culture committed to realizing our mission – to help patients with cancer not only live longer, but live better. Our core values include:

•
Integrity—do the right thing for patients, our team, and our community.
•
Passion—love what we do.
•
Collaboration—listen to and value all voices.
•
Drive—innovate, take risks, and advance with a sense of urgency.

Our human capital resource objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

As of December 31, 2023, we had 46 full-time employees. Of these employees, 36 were engaged in research or product development and clinical activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

Corporate Information

Former Enliven was incorporated in the State of Delaware in June 2019. On February 23, 2023, we completed our business combination with Former Enliven in accordance with the terms of the Agreement and Plan of Merger, dated October 13, 2022 (the “Merger Agreement”), by and among us, Former Enliven, and Iguana Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), pursuant to which, among other matters, Merger Sub merged with and into Former Enliven, with Former Enliven continuing as a wholly owned subsidiary of us and the surviving corporation of the Merger. In connection with the closing of the Merger, we effected a 1-for-4 reverse stock split (the “Reverse Stock Split”) and changed our name to Enliven Therapeutics, Inc. Following the completion of the Merger, the business conducted by Former Enliven became the primary business conducted by us.

Our principal executive offices are located at 6200 Lookout Road, Boulder, Colorado 80301. Our telephone number is 720-647-8519. Our website address is www.enliventherapeutics.com. Information contained on, or that can be accessed through, our website or any website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered to be part of this Annual Report on Form 10-K unless expressly noted.

We may announce material information to the public through filings with the Securities and Exchange Commission (the "SEC"), our website (www.enliventherapeutics.com), press releases, public conference calls, and public webcasts. We use these channels, as well as social media, to communicate with the public about us, our product candidates and other matters. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is www.sec.gov.

Item 1A. Risk Factors.

Risk factors

You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our audited consolidated financial statements and related notes and the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in our other public filings in evaluating our business. The occurrence of any of the events or developments described below could harm our business, financial condition, results of operations and growth prospects. In such an event, the market price of our common stock could decline. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations and the market price of our common stock.

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
•
The market price of our common stock may be volatile and may drop.
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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001 and ELVN-002, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We filed an IND and received FDA clearance in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We have nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. We have not initiated clinical trials for any other product candidate.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations principally through private placements of our preferred stock. Our net loss was $71.6 million for the year ended December 31, 2023. As of December 31, 2023, we had an accumulated deficit of $154.4 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Any changes in the manufacturing process, suppliers, or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy. If we pursue alternative tablet formulations or other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

We have not submitted an NDA to the FDA or similar approval filings to a comparable foreign regulatory authority for any product candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates or companion diagnostics, as applicable, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we receive regulatory approval and have commercial rights, the availability of competitive therapies and whether there are sufficient levels of reimbursement and adoption by physicians.

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

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We filed an IND and received FDA clearance in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We have nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. We have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of ELVN-001 and ELVN-002, including the development of any combination drug products or companion diagnostics. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We are currently focusing our resources and efforts on ELVN-001, ELVN-002 and advancing our other research programs. Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for ELVN-001, ELVN-002 and our other research programs, including the development of any combination drug products or companion diagnostics, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for ELVN-001, ELVN-002 and our other research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaborations, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

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
•
obtaining IRB approval at each clinical trial site;
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

If the results of our ongoing or future preclinical studies and future clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of patient populations, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants.

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

Obtaining approval by the FDA, EMA and other comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the type, complexity and novelty of the product candidates involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. For example, the FDA’s Oncology Center of Excellence initiated Project Optimus to reform the dose optimization and dose selection paradigm in oncology drug development and Project FrontRunner to help develop and implement strategies to support approvals in early clinical settings, among other goals. How the FDA plans to implement these goals and their impact on specific clinical programs and the industry are unclear. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other data. Even if we eventually complete clinical testing and receive approval for our product candidates, the FDA, EMA and other comparable foreign regulatory authorities may approve our product candidates for a more limited indication or a narrower patient population than we originally requested or may impose other prescribing limitations or warnings that limit the product candidate’s commercial potential. We have not submitted for, or obtained, regulatory approval for any product candidate, and it is possible that none of our product candidates will ever obtain regulatory approval. Further, development of our product candidates and/or regulatory approval may be delayed for reasons beyond our control.

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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. Additionally, if the Supreme Court reverses or curtails the Chevron doctrine, which gives deference to regulatory agencies in litigation against the FDA and other agencies, more companies may bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, which could delay the FDA’s review of our marketing applications.

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

We are a precision oncology company. If we are required by the FDA or comparable regulatory authorities to obtain approval of a companion diagnostic test in connection with approval of any of our product candidates, such companion diagnostic test would be used during our more advanced phase clinical trials as well as in connection with the commercialization of our product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic device is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new therapeutic product indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is approved.

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. The FDA or a comparable regulatory authority may require approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate. We and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests ("LDTs") and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In September 2023, the FDA issued a proposed rule that, if finalized, will amend the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and will phase out its enforcement discretion for LDTs. These future issuances from the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We filed an IND and received FDA clearance in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We have nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to it on a timely basis or at all.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for ELVN-001 and ELVN-002, the FDA, EMA or other comparable foreign regulatory authorities may require us to conduct additional studies before they allow us to initiate additional clinical trials or at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Before obtaining marketing approval from the FDA of ELVN-001, ELVN-002 or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. We could encounter delays because we may need to relocate our corporate headquarters, which includes office and laboratory space. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND, such as the IND that was filed in the fourth quarter of 2023 for the evaluation of ELVN-002 in combination with trastuzumab, will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or independent ethics committees of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. For example, the Clinical Trials Regulation EU No 536/2014 entered into application on January 31, 2022, which aims to harmonize and streamline clinical trial authorization, simplify adverse event reporting procedures, and increase clinical trial transparency. Changes to regulatory requirements or the implementation of new requirements can increase the costs of compliance and expose us to great liabilities. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. From time to time, certain of our current or future scientific advisors or consultants who receive compensation from us may become investigators for our future clinical trials. Under certain circumstances, we may be required to report some of these relationships to the FDA.

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

If we experience delays or difficulties in the enrollment or maintenance of participants that meet the protocol criteria in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited, and we have experienced minor delays in enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML and for solid tumors with HER2 alterations, it may make it difficult for us to enroll patients in our trials for the same indications. For example, CML patient enrollment could have been and will likely be affected by the recent approval of asciminib as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Similarly, patient enrollment for our clinical trials directed to solid tumors with HER2 alterations may be impacted by competing therapeutics approved for NSCLC, MBC or CRC or for tumors with the same genetic mutation as the indications we may pursue for our product candidates, as well as clinical trials of other investigational products that may compete with our trials. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate.

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
•
patient eligibility criteria for the trial in question as defined in the protocol, including biomarker-driven identification and/or certain highly specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;
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
•
treatment of patients at local facilities rather than central facilities;
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

There are currently six BCR-ABL TKIs approved for use in CML by the FDA: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib), which are more fully described in the Business section of this Annual Report on Form 10-K.

There are no approved TKIs for HER2 mutant NSCLC by the FDA. Enhertu (fam-trastuzumab deruxtecan), an antibody drug conjugate, marketed by AstraZeneca and Daiichi-Sankyo, received accelerated approval from the FDA for this patient population in August 2022. Most of the investigational TKIs for this population are all dual EGFR and HER2 inhibitors such as Spectrum’s poziotinib, Takeda’s mobocertinib, Black Diamond’s BDTX-189 and Jiangsu HengRui Medicine Co., Ltd’s pyrotinib. Pyrotinib is being investigated in a Phase 3 pivotal trial. Bayer received FDA Breakthrough Therapy designation and increased their trial's sample size to advance BAY2927088 in patients with HER2 mutant NSCLC that have progressed on a prior systemic agent with no other approved treatment. Boehringer Ingelheim initiated a pivotal study with Zongertinib (BI-1810631), a HER2-specific TKI, in newly diagnosed patients with HER2 mutant NSCLC. Other TKIs are in late stage research for HER2 mutant NSCLC including Nuvalent’s NVL-330, Entos’ IAM-H1 and an undisclosed compound being developed by Cogent Biosciences.

For HER2 amplified and overexpressing tumors, such as BRC, there are several FDA-approved antibodies, antibody drug conjugates, and TKIs. For example, Genentech’s Herceptin (trastuzumab) and Perjeta (pertuzumab) are approved HER2-antibodies. Approved HER2-antibody drug conjugates include Genentech’s Kadcyla (ado-trastuzumab emtansine) and Daiichi Sankyo’s Enhertu (fam-trastuzumab deruxtecan). Approved TKIs for HER2 positive BRC include Puma’s Nerlynx (neratinib), Novartis AG’s Tykerb (lapatinib), and Seagen’s Tukysa (tucatinib). Several of these drugs are approved for other HER2-driven indications such as gastric and colorectal cancer. The competitive landscape for HER2 positive breast cancer may become more competitive as multiple novel monotherapy and combinations are presently being evaluated in early clinical trials. Furthermore, Roche's ZN-A-1041/RG6596 is a HER2 selective TKI in early-stage development for HER2 BRC.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, our plans to change the formulation, e.g., to a tablet form, for one or more of our product candidates during the course of our clinical trials could increase our costs and delay regulatory approval. Such changes carry the risk that they will not achieve these intended objectives.

Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue. If we pursue alternative tablet formulations or other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

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
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a REMS, if any, which may not be required of alternative treatments and competitor products;

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

There is significant uncertainty related to third-party payor coverage and reimbursement of newly approved products. In the United States, for example, principal decisions about reimbursement for new products are typically made by the CMS, an agency within the U.S. Department of Health and Human Services (“HHS”). CMS decides whether and to what extent a new product will be covered and reimbursed under Medicare, and private third-party payors often follow CMS’s decisions regarding coverage and reimbursement to a substantial degree. However, one third-party payor’s determination to provide coverage for a product candidate does not assure that other payors will also provide coverage for the product candidate. As a result, the coverage determination process is often time-consuming and costly. This process will require us to provide scientific and clinical support for the use of our products to each third-party payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance.

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

Our business exposes us to significant product liability risks inherent in the development, testing, manufacturing and marketing of therapeutic treatments. Product liability claims could delay or prevent completion of our development programs. If we succeed in marketing products, such claims could result in an FDA, EMA or other regulatory authority investigation of the safety and effectiveness of our products, our manufacturing processes and facilities or our marketing programs. FDA, EMA or other regulatory authority investigations could potentially lead to a recall of our products or more serious enforcement action, limitations on the approved indications for which they may be used or suspension or withdrawal of approvals. Regardless of the merits or eventual outcome, liability claims may also result in decreased demand for our products, injury to our reputation, costs to defend the related litigation, a diversion of management’s time and our resources and substantial monetary awards to trial participants or patients. We currently have product liability insurance that we believe is appropriate for our stage of development and may need to obtain higher levels prior to advancing additional product candidates into clinical trials or marketing any of our product candidates, if approved. Any insurance we have or may obtain may not provide sufficient coverage against potential liabilities. Furthermore, clinical trial and product liability insurance is expensive and may increase over time. As a result, we may be unable to obtain sufficient insurance at a reasonable cost to protect us against losses caused by product liability claims that could have an adverse effect on our business and financial condition.

Risks Related to Regulatory Approval and Other Legal Compliance Matters

We may develop our current or future product candidates in combination with other therapies, which would expose us to additional risks.

As part of our development strategy, we are seeking strategic collaborations to develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We currently conduct our clinical trial for ELVN-001 in the United States, Australia, France, Germany, South Korea, and Spain. In the future, we may conduct clinical trials for ELVN-001 in other countries, including but not limited to Poland, Italy, Belgium, Netherlands, Canada, Hungary, Israel and Argentina. We are conducting our clinical trial for ELVN-002 in the United States, Spain, France, Italy, Australia, Taiwan and South Korea. In the future, we may also conduct clinical trials for ELVN-002 in other countries. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If the FDA, EMA or any applicable foreign regulatory authority does not accept such data, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

In addition, if the FDA, EMA or foreign regulatory authorities approve our product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion, import, export and recordkeeping for our product candidates will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as on-going compliance with cGMPs and GCPs for any clinical trials that we conduct post-approval.

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

If any of our product candidates are approved and we are found to have improperly promoted off-label uses of those products, we may become subject to significant liability. The FDA, EMA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as our product candidates, if approved. In particular, a product may not be promoted in the United States for uses that are not approved by the FDA as reflected in the product’s approved labeling, or in other jurisdictions for uses that differ from the labeling or uses approved by the applicable regulatory agencies. While physicians may prescribe products for off-label uses, the FDA, EMA and other regulatory agencies actively enforce laws and regulations that prohibit the promotion of off-label uses by companies, including promotional communications made by companies’ sales forces with respect to off-label uses that are not consistent with the approved labeling, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including civil, criminal and administrative penalties. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates, if approved, and generate revenue.

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

Where possible, we plan to pursue accelerated development strategies in areas of high unmet need. We may seek an accelerated approval pathway for one or more of our product candidates from the FDA, EMA or comparable foreign regulatory authorities. Under the accelerated approval provisions in the Federal Food, Drug, and Cosmetic Act, and the FDA’s implementing regulations, the FDA may grant accelerated approval to a product candidate designed to treat a serious or life-threatening condition that provides meaningful therapeutic benefit over available therapies upon a determination that the product candidate has an effect on a surrogate endpoint or an intermediate clinical endpoint that is reasonably likely to predict clinical benefit. The FDA considers a clinical benefit to be a positive therapeutic effect that is clinically meaningful in the context of a given disease, such as irreversible morbidity or mortality. For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign, or other measure that is thought to predict clinical benefit but is not itself a measure of clinical benefit. An intermediate clinical endpoint is a clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit. The accelerated approval pathway may be used in cases in which the advantage of a new drug over available therapy may not be a direct therapeutic advantage but is a clinically important improvement from a patient and public health perspective. However, because our product candidates are in early development, there can be no assurance that the FDA will permit us to utilize an expedited approval process for any of our product candidates. If granted, accelerated approval is usually contingent on the sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the drug’s clinical benefit. Even if our product candidates are granted a designation or qualify for expedited development, it may not actually lead to faster development or expedited regulatory review and approval or increase the likelihood that they will receive FDA approval. For example, if such post-approval studies fail to confirm the drug’s clinical benefit, the FDA may withdraw its approval of the drug.

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

Where possible, we plan to seek Fast Track designation from the FDA for one or more of our product candidates. Even if one or more of our product candidates receive Fast Track designation, we may be unable to obtain or maintain the benefits associated with the Fast Track designation.

Where possible, we plan to seek Fast Track designation for one or more of our current or future product candidates. Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential priority review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If any of our product candidates receive Fast Track designation but do not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval. Fast Track designation alone does not guarantee qualification for the FDA’s priority review procedures.

Where possible, we plan to seek a Breakthrough Therapy designation from the FDA, which even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

Where possible, we plan to seek Breakthrough Therapy designation for one or more of our current or future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Drugs designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

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

Where possible, we plan to pursue an orphan indication for our product candidates to treat CML and potentially others. However, we may not be able to obtain orphan drug designation or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

Where possible, we plan to pursue an orphan indication for our product candidates to treat CML and potentially others. Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. Our target indications may include diseases with large patient populations or may include orphan indications. However, there can be no assurances that we will be able to obtain orphan designations for our product candidates.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to priority review. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and continues to significantly impact the United States pharmaceutical industry. The ACA, which, among other things, extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the Budget Control Act of 2011 was signed into law, which, among other things, resulted in aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032. In January 2013, the American Taxpayer Relief Act of 2012, among other things, increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

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

We are unable to predict the future course of federal or state healthcare legislation in the United States directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. These and any further changes in the law or regulatory framework that reduce our revenue or increase our costs could also have a material and adverse effect on our business, financial condition and results of operations. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

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

The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the FCA;
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
•
the federal Physician Payments Sunshine Act, created under the ACA and our implementing regulations, which require applicable manufacturers of drugs, devices, biologics and medical supplies for which reimbursement is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to CMS in HHS information related to payments or other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and
•
analogous state and foreign laws and regulations that apply to our business, such as state and foreign anti-kickback, false claims, consumer protection and unfair competition laws, state and foreign pharmaceutical compliance, price reporting and transparency laws, which can vary from jurisdiction to jurisdiction, thus complicating compliance efforts, and which can increase our exposure to liabilities and costs of compliance.

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

Additionally, we are subject to additional restrictions and requirements relating to privacy, data protection and data security in other jurisdictions outside the United States in connection with our clinical trials. For example, the collection, use, storage, disclosure, transfer (including cross-border), or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of certain personal data breaches (including to supervisory authorities and potentially affected individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data outside the EEA to third-party countries that have not been found to provide adequate protection to such personal data, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. Additionally, we could be subject to recently enacted UK data privacy and protection laws, regulations and standards, if we decide to enroll patients in the UK clinical trials. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework (“TADTF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the TADTF, since renamed the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. The EU-U.S. DPF and UK Extension may be subject to legal challenges from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will monitor the legal situation in the UK and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

Similar laws have been proposed in other foreign jurisdictions. For example, on August 20, 2021, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”) was adopted and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. If additional laws are passed, such laws may have potentially conflicting requirements that would make compliance challenging. Such laws may require us to modify our operations, and may limit our ability to collect, retain, store, use, share, disclose, transfer, disseminate, and otherwise process personal data, may require additional investment of resources in compliance programs, impact strategies and could result in increased compliance costs and/or changes in our ongoing or planned business practices and policies.

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

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that has taken effect in 2023; Connecticut and Virginia have also enacted legislation similar to the CCPA and CPA that have taken effect in 2023; Utah has enacted similar legislation that took effect on December 31, 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes effect in 2024; Delaware, Iowa, and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with the CPA and other new and evolving state privacy legislation. Collectively, these reflect a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our sublease for our corporate headquarters expires on December 30, 2024. We are assessing alternative spaces and, if we move our facility, such relocation, including our obligation to decontaminate our facility, may delay our product development, expose us to additional liabilities, and increase our costs.

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

We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. We may incur liability under our agreements with third parties, and we are not always indemnified under such agreements. We may also be exposed to increased litigation from stockholders, suppliers and other third parties due to the combination of our business and Former Enliven’s business. For example, we were involved in a legal proceeding in connection with the Merger, which required the payment of a mootness fee and was voluntarily dismissed by the plaintiff in January 2023.

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

Our scientific and clinical advisors and consultants may enter into non-compete agreements with us and, given a shifting legal landscape, such agreements may or may not continue to be enforceable. Our scientific and clinical advisors and consultants typically will not enter into non-compete agreements with us. If a conflict of interest arises between their work for us and their work for another entity, we may lose their services. Furthermore, our advisors may have arrangements with other companies to assist those companies in developing products or technologies that may compete with ours. In particular, if we are unable to maintain consulting or employment relationships with our scientific founders and other scientific and clinical advisors and consultants, or if they provide services to our competitors, our development and commercialization efforts will be impaired and our business will be significantly harmed.

Our reliance on a limited number of employees who provide various administrative, research and development, and other services across our organization presents operational challenges that may adversely affect our business.

As of December 31, 2023, we had 46 full-time employees. Of these employees, 36 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2023, we had 46 full-time employees. Of these employees, 36 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
•
complying with additional regulatory and compliance requirements related to advancing our product candidates and research programs; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development, regulatory functions and manufacturing. We also rely, and for the foreseeable future will continue to rely, on one or more employers of record to engage workers outside of the United States, which could expose the Company to liability for its employment practices outside of the United States and for liabilities associated with the employment practices of any such employer of record. There can be no assurance that the services of independent organizations, employers of record, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for any of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize ELVN-001, ELVN-002 and any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or data privacy incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal information, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our clinical trials and delivery of product to market.

In the ordinary course of our business, we collect, store, process, and transmit large amounts of data, including intellectual property, proprietary or confidential data, employee data, and personal information. We also collect, store, process, and transmit health information, in connection with our clinical trials. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such data. Our obligations under applicable laws, regulations, contracts, industry standards, and other documentation may include maintaining the confidentiality, integrity, and availability of such data in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and restrictions on the use and disclosure of such data. These obligations create potential legal liability to regulators, business partners, clinical trial participants, employees, and other relevant stakeholders.

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

Despite the implementation of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are from time to time vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, power outages, natural disasters, global pandemics (such as COVID-19), terrorism, acts of vandalism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties (including nation- state and nation-state supported actors), or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, denial-of-service attacks, phishing attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the unauthorized access to or acquisition, use, corruption, loss, destruction, alteration or dissemination of, or damage to, our data. For example, from time to time, we experience an increase in phishing and social engineering attacks from third parties in connection with the increase in remote work in recent years. As a result, we, as well as any of our CROs, clinical trial sites, manufacturers, other contractors or consultants who may be operating in remote work environments may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls designed to reduce the risk of a cyber security or data security incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees primarily working remotely.

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

There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, Codecov, Kaseya VSA, MOVEit, Okta, and other widely-used software and technology infrastructure) and we cannot guarantee that our or our third-party providers’ systems have not been breached or that they do not contain exploitable defects or bugs that could result in a security breach or incident of, or other disruption to, our systems and networks or the systems and networks of third parties that support us. Our ability to monitor our third-party providers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures, resulting in the unauthorized, unlawful, or accidental access to, misuse, disclosure, loss or destruction of our data, including employee personal information and other sensitive information. We have not experienced a cybersecurity incident that has been determined to be material, but our and our third-party providers’ and partners’ information technology systems have and may in the future experience cybersecurity incidents or vulnerabilities that could be exploited from inadvertent or intentional actions of our employees, third-party providers, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. Additionally, due to the geopolitical unrest associated with Russia’s invasion of Ukraine and the conflict in the Middle East, we and our CROs, contractors, and other third-party providers and collaborators may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches.

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

We may be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising from, for example, conflicting obligations of consultants or others who are involved in developing our product candidates. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. In addition, the laws of some countries may prohibit the contractual assignment of intellectual property prior to its creation. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority or entitlement disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Since patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we were in the past or will be in the future the first to file any patent application related to our product candidates. For example, some patent applications in the United States may be maintained in secrecy until the patents are issued. Further, publications in the scientific literature often lag behind actual discoveries. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in the public domain. In some cases, the work of certain academic researchers in the cancer therapeutics field has entered the public domain, which may preclude our ability to obtain patent protection for certain inventions relating to such work. Consequently, we cannot be certain that others have not filed patent applications for technology covered by our owned, and any of our future in-licensed, issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent or first to file an application for the technology. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

As the biopharmaceutical industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Generative artificial intelligence resources that are publicly available present a risk that a company may inadvertently obtain, incorporate, or use a third party’s intellectual property. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Although no third party has asserted a claim of patent infringement against us as of the date of this Annual Report on Form 10-K, others may hold proprietary rights that could prevent our product candidates from being marketed. It is possible that a third party may assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and results of operations. In addition, intellectual property litigation, regardless of our outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Third parties may also raise similar invalidity claims before the USPTO or patent offices abroad, even outside the context of litigation. Such mechanisms include re-examination, PGR, IPR, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). The outcome following legal assertions of invalidity and/or unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our future licensors, and the patent examiners are unaware during prosecution. There is also no assurance that there is not prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim in our patents and patent applications or the patents and patent applications of our future licensors, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. If a third party were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our technology, or any product candidates that we may develop. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations and prospects.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our United States patents or those of our future licensors may be eligible for limited patent term restoration under the Hatch-Waxman Act, or patent term extension in certain foreign countries. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

In addition, subject to the terms of any such license agreements, we may not have the right to control the preparation, filing, prosecution, maintenance, enforcement, and defense of patents and patent applications covering the technology that we license from third parties. In such an event, we cannot be certain that these patents and patent applications will be prepared, filed, prosecuted, maintained, enforced, and defended in a manner consistent with the best interests of our business. If our future licensors fail to prosecute, maintain, enforce, and defend such patents or patent applications, or lose rights to those patents or patent applications, the rights we have licensed may be reduced or eliminated, and our right to develop and commercialize any of our future product candidates that are the subject of such licensed rights could be adversely affected.

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

Despite our best efforts, our future licensors might conclude that we materially breached our license agreements and might therefore terminate the license agreements, thereby removing our ability to develop and commercialize products and technology covered by these license agreements. If these in-licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors will have the freedom to seek regulatory approval of, and to market, products identical to ours. This could have a material adverse effect on our competitive position, business, financial conditions, results of operations, and prospects.

Intellectual property discovered through government funded programs may be subject to federal regulations such as “march-in” rights, certain reporting requirements and a preference for United States-based companies. Compliance with such regulations may limit our exclusive rights and limit our ability to contract with non-United States manufacturers.

Although we do not currently own issued patents or pending patent applications that have been generated through the use of United States government funding, we may acquire or license in the future intellectual property rights that have been generated through the use of United States government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. On December 8, 2023, the National Institute of Standards and Technology ("NIST") released the Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights (“Guidance”) to the public for comment. The Guidance represents the first federal framework specifying that price can be a factor in considering whether the government may exercise its march-in authority pursuant to 35 U.S.C. 200 et seq. (Bayh-Dole). These United States government march-in rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, also referred to as march-in rights. If the United States government exercised its march-in rights in our future intellectual property rights that are generated through the use of United States government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. Any supply interruption in limited or sole sourced materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. To date, we have obtained APIs and drug product for our product candidates from certain single-source CMOs. Any performance failures by such CMOs could materially harm our business. We do not have long-term supply agreements and may not be able to secure supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. If we were to experience an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.

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
•
clinical supplies not being delivered to clinical sites on time, or at all, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, or at all, resulting in lost sales; and
•
the misappropriation of our proprietary information, including our trade secrets and know- how.

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing both APIs and finished drug products. Our CMOs are also subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our product candidates or export our manufactured investigational products to the countries where our clinical trials are conducted. To date, we have obtained most of our APIs and drug product for our product candidates, from single-source third-party CMOs. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of APIs and drug product on a project-by-project basis based on our development needs. As we advance our product candidates through development, we are considering our lack of redundant supply for the APIs and drug product for each of our product candidates to protect against any potential supply disruptions. However, we may be unsuccessful in putting in place such framework agreements or protecting against potential supply disruptions.

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

In order to commercially produce our products, if approved, either at a third party’s facility or in any of our facilities, we will need to comply with the FDA’s cGMP regulations and guidelines. We may encounter difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our precision medicines for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative efforts and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

In addition, there have been a significant number of business combinations among large pharmaceutical companies, and business combinations could result in a reduced number of potential future collaborators. Even if we are successful in entering into a collaboration, the terms and conditions of that collaboration may restrict us from entering into future agreements on certain terms with potential collaborators.

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
•
our ability to acquire drug product for combination trials;
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

Risks Related to Our Common Stock

The market price of our common stock may be volatile and may drop.

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
•
trading volume of our common stock;
•
publicity or announcements by competitors of new commercial products or success of competitive products (such as asciminib), clinical progress or lack thereof, significant contracts, commercial relationships or capital commitments;
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

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million (the “Shelf Registration”). On June 23, 2023, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time through an “at-the-market” program under the Securities Act, having an aggregate offering price of up to $200.0 million through the Sales Agent. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

Given our capital constraints, we will need to prioritize spending on our clinical and preclinical programs. If we are unable to raise sufficient funds to support our current and planned operations, we may elect to discontinue certain of our ongoing activities or programs. Our inability to raise additional funds could also prevent us from taking advantage of opportunities to pursue promising new or existing programs in the future. In the event that we would need to obtain additional funding, our ability to raise or access capital may be affected by macroeconomic events and disruptions to the banking and financial sectors. Failures of banks and other financial institutions, such as Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system, including the federal government’s potential failure to raise the debt ceiling, may impact the broader capital markets, and in turn, may impact our ability to access those markets or negatively impact our investments. Further, a tightening of credit markets and lending standards could make it more difficult for us to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

Our issuance of additional capital stock pursuant to our equity incentive plan and employee stock purchase plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Our ability to utilize our NOLs and tax credit carryforwards may be subject to limitations.

Following the Merger, our NOLs are attributable to current year losses, as well as both the historic pre-Merger NOLs of Former Enliven and our historic pre-Merger NOLs, subject to applicable limitations.

As of December 31, 2023, the Company had federal NOLs of approximately $185.3 million, of which approximately $177.3 million do not expire and approximately $8.0 million will begin to expire in 2037 for U.S. federal tax purposes. As of December 31, 2023, the Company also had California, Colorado and Massachusetts NOLs of approximately $126.7 million, $4,000 and $124.2 million, respectively, which will expire at various dates through 2043 for state tax purposes.

As of December 31, 2023, the Company had federal tax credit carryforwards of approximately $10.5 million, which will begin to expire in 2036 for U.S. federal tax purposes. The Company also had state tax credit carryforwards of approximately $1.3 million, of which approximately $0.5 million will not expire. The remaining state tax credit carryforwards will expire at various dates through 2038.

In general, our ability to use our NOLs and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs and tax credit carryforwards. For U.S. federal income tax purposes, under the Tax Cuts and Jobs Act of 2017 ("TCJA"), as amended by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs is limited to 80% of current year taxable income. It is uncertain whether and to what extent various states will conform to the federal tax laws. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state income taxes owed.

In addition, under Internal Revenue Code of 1986, as amended ("IRC") Section 382 and Section 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as tax credit carryforwards) to offset its post-change income may be limited, including as a result of ownership changes that are beyond its control. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in the company’s equity ownership by certain “5-percent shareholders” over a rolling three-year period. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. The Company has completed an analysis and determined that ownership changes have occurred under Section 382 in the past, as well as in 2023 due to the Merger. The Company's deferred tax assets have been reduced by the amount of NOLs and tax credit carryforwards expected to expire unused due to the Section 382 limitation. We may experience subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical NOLs and tax credit carryforwards are materially limited, it will adversely affect our future operating results by effectively increasing our future income tax obligations.

Changes in tax laws or in their implementation may adversely affect our business, operating results, or financial condition.

Changes in tax law, including changes to tax rates, tax treaties, and regulations or their interpretation, may cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise may adversely affect our business, operating results, or financial condition. For example, on December 22, 2017, the United States government enacted the TCJA, which significantly reformed the Code. The TCJA, as amended by the CARES Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs to 80% of current year taxable income and the elimination of NOL carrybacks, in each case, for NOLs arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the requirement for research and experimental (“R&E”) expenditures to be capitalized for tax years beginning after December 31, 2021, and the modification or repeal of many other business deductions and credits. In accordance with the TCJA, R&E expenditures under Internal Revenue Code Section 174 are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses beginning in 2022. As a result, we have capitalized R&E expenditures in our current tax provision. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic R&E expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023.

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

There may not be an active trading market for our common stock and our stockholders may not be able to resell their shares of common stock for a profit, if at all.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including under the Shelf Registration or the Sales Agreement. Further, if our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Approximately 18 million shares became available for sale in the public market 180 days after the closing of the Merger as a result of the expiration of lock-up agreements. All other outstanding shares of common stock, other than shares held by our affiliates, are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to outstanding options of the Company will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of December 31, 2023, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 87.3% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Any failure to maintain effective internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

General Risk Factors

Our operations are vulnerable to interruption by flood, fire, earthquakes, power loss, telecommunications failure, terrorist activity, pandemics and other events beyond our control, which could harm our business.

Our office facilities are located in Colorado. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major blizzard, flood, fire, earthquake, power loss, telecommunications failure, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. Also, our CROs and suppliers’ facilities are located in multiple locations where other natural disasters or similar events which could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business. In addition, telecommunication system failures or disruptions could significantly disrupt our operations since our employees are primarily working remotely. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or an epidemic outbreak could have a negative effect on our operations and the operations of our suppliers, which could harm our business, financial condition and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and we have integrated these processes into our overall risk management systems and processes. We periodically assess material risks from cybersecurity threats, including any potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We have established a risk management framework which provides for the identification, assessment, management, and monitoring of cybersecurity risks. The implementation of this framework includes an iterative and periodically updated risk identification process and will include penetration testing. Identified risks are assessed, managed, monitored, and periodically reassessed to account for new threats, changes in operations, the effectiveness of implemented safeguards, and other factors.

Our risk management framework activities include the identification, assessment, and monitoring of reasonably foreseeable internal and external risks, including risks associated with key third-party vendors and service providers. The risk assessment, monitoring, and review process address the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks. In this context, under our risk management framework, we periodically work to re-design, implement, update, and maintain reasonable safeguards to minimize identified risks, including risks related to third-party vendors and service providers; monitor the effectiveness of our safeguards; and reasonably address any identified gaps in existing safeguards.

As part of our risk management framework, we also periodically assign third-party cybersecurity training to our employees on our cybersecurity policies and safeguards.

We employ external cybersecurity consultants to help design and implement our cybersecurity policies and procedures, and to identify, assess, manage, and monitor cybersecurity risks. Under the supervision of senior executive management, our Head of Information Technology (IT), supported by external cybersecurity consultants, supervises and directs the implementation of our cybersecurity risk management framework.

For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A, “Risk Factors,” in this annual report on Form 10-K, including the risk factors entitled, “Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail or suffer actual or suspected security or data privacy incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal information, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our clinical trials and delivery to market.” and “We are subject to stringent and changing privacy, data protection and data security laws, regulations and standards as well as policies, contracts and other obligations related to data privacy, data protection and data security. Our actual or perceived failure to comply with such obligations could lead to enforcement or litigation (that could result in fines or penalties), a disruption or cancellation of clinical trials or commercialization of products, reputational harm, or other adverse business effects.”

Governance

One of the key functions of our board of directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our board of directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our board of directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee. The audit committee has primary board responsibility for strategic oversight of our cybersecurity program, including by quarterly reviewing and discussing with management the Company’s cybersecurity and other information technology risks, controls and procedures, as well as the Company’s plans to mitigate cybersecurity risks and to respond to data breaches.

Our Chief Legal Officer, who serves as our Head of Information Technology (IT), with the assistance of and informed by our external consultants, is primarily responsible for overseeing our cybersecurity risk management framework, including assessing and managing our material risks from cybersecurity threats, as well as monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Chief Legal Officer and Head of IT has experience as a senior legal, compliance and operations executive in highly regulated companies, including in roles with executive-level responsibility for overseeing data privacy and security compliance.

The processes by which our senior management are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents include regular reports from the Chief Legal Officer and Head of IT. Our Chief Legal Officer and Head of IT also provides quarterly briefings to the audit committee regarding our cybersecurity risks and activities, including any recent cybersecurity incidents and related responses as well as the results of our risk management activities. Our audit committee provides updates to the board of directors on such reports.

Item 2. Properties.

Our corporate headquarters are currently located in Boulder, Colorado, where we sublease approximately 18,170 square feet of office and laboratory space pursuant to a sublease agreement that expires on December 30, 2024. We believe that our facility will be adequate for our near-term needs. However, we are actively assessing alternative spaces and we believe that alternative suitable space will be available on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Our Common Stock

Our common stock commenced trading on the Nasdaq Global Select Market under the symbol “IMRA” on March 12, 2020. Prior to this time, there was no public market for our common stock. On February 23, 2023, we completed the Merger with Former Enliven in accordance with the terms of the Merger Agreement, dated October 13, 2022, pursuant to which Merger Sub merged with and into Former Enliven, with Former Enliven continuing as a wholly owned subsidiary of us and the surviving corporation of the Merger. On February 23, 2023, in connection with, and prior to the completion of, the Merger, we effected a 1-for-4 reverse stock split of our common stock. In connection with the closing of the Merger, we also changed our name to Enliven Therapeutics, Inc. On February 24, 2023, following the completion of the Merger, our common stock began trading on the Nasdaq Global Select Market under the symbol “ELVN.”

Holders of Record

As of December 31, 2023, there were approximately 24 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have not declared or paid any cash dividends on our capital stock since our inception. We intend to retain future earnings, if any, to finance the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements and contractual restrictions of then-existing debt instruments, and other factors that our board of directors deems relevant.

Recent Sales of Unregistered Securities

None.

Use of Proceeds

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help patients with cancer not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall patient well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials which we believe supports the development of our product candidates by increasing our probability of success. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule kinase inhibitors. Our team includes leading chemists who have been the primary or co-inventor of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two parallel lead product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach. We also nominated our third product candidate in the second quarter of 2023.

The following table summarizes our parallel lead product candidates:

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware in June 2019, and we are headquartered in Boulder, Colorado. Since its inception, Former Enliven has devoted substantially all of its resources to research and development activities, including with respect to our BCR-ABL and HER2 programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

To date, Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock. Former Enliven raised aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). As of December 31, 2023, we had cash, cash equivalents and marketable securities of $253.1 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-K.

As of December 31, 2023, we had an accumulated deficit of $154.4 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $71.6 million and $37.7 million for the years ended December 31, 2023 and 2022, respectively. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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
advance our combination studies;
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
•
operate as a public company.

We do not have any products approved for commercial sale, and we have not generated any revenue from product sales or other sources. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of one or more of our product candidates, which we expect, if it ever occurs, will take many years. We will therefore require substantial additional capital to develop our product candidates and support our continuing operations. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales, combination drug products, companion diagnostics or other sources, if ever, we expect to finance our operations through equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

Recent Developments

The Merger and Financing Transaction

On October 13, 2022, we entered into the Merger Agreement with Former Enliven and Merger Sub. Pursuant to the Merger Agreement, Merger Sub merged with and into Former Enliven, with Former Enliven continuing as our wholly owned subsidiary and the surviving corporation of the Merger. The Merger was intended to qualify for U.S. federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the Internal Revenue Code of 1986, as amended (the “Code”). In the event that Former Enliven stockholders, including stockholders that participated in the Financing Transaction where an aggregate of $164.5 million of common stock of Former Enliven was purchased, were in “control” of us immediately after the Merger (within the meaning of Section 368(c) of the Code), the Merger was also intended to qualify as a non-taxable exchange of shares of Former Enliven common stock for shares of our common stock within the meaning of Section 351(a) of the Code.

At the closing of the Merger, (a) each outstanding share of Former Enliven common stock (including common stock issued upon the conversion of its preferred stock) was converted into the right to receive a number of shares of our common stock (after giving effect to the Reverse Stock Split) equal to the exchange ratio per the Merger Agreement; and (b) each then outstanding Former Enliven stock option that had not previously been exercised prior to the closing of the Merger was assumed by us. Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, Former Enliven’s former stockholders owned approximately 84% of our outstanding shares of common stock, and our stockholders as of immediately prior to the Merger owned approximately 16% of our outstanding common stock.

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

The extent of the impact of these developments on our business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on our personnel, the responses of governmental entities, and the responses of third parties, such as CROs, CMOs and other third parties with whom we do business. Any prolonged material disruption to our employees or suppliers could adversely impact our development activities, financial condition and results of operations, including our ability to obtain financing. As a result of COVID-19, Pharmaron, a contract research organization that we use to conduct preclinical studies and clinical trials and provide us with APIs, has previously experienced delays, which resulted in minor delays in our preclinical studies. For more information regarding the risks related to macroeconomic and geopolitical developments, see the section titled “Risk Factors” found elsewhere in this Annual Report on Form 10-K.

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

We expense research and development expenses in the periods in which they are incurred. At any one time, we are working on multiple programs, and we do not track our research and development expenses on a program specific basis. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We utilize CROs for our research and development activities and CMOs for our manufacturing activities, and we do not have our own manufacturing facilities.

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

Results of Operations

Comparison of the years ended December 31, 2023 and 2022

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Operating expenses:
Research and development	$64,574	$31,022
General and administrative	18,955	7,769
Total operating expenses	83,529	38,791
Loss from operations	(83,529)	(38,791)
Other income (expense), net	11,945	1,129
Net loss	$(71,584)	$(37,662)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
External expenses	$45,618	$20,587
Internal expenses
Employee related expenses	16,472	8,403
Facilities, laboratory supplies and other	2,484	2,032
Total internal expenses	18,956	10,435
Total research and development expenses	$64,574	$31,022

Research and development expenses were $64.6 million for the year ended December 31, 2023 compared to $31.0 million for the year ended December 31, 2022, an increase of $33.6 million. This increase was primarily due to increases in external research and development costs, consisting of $17.4 million in clinical trial expenses, $5.8 million in contract manufacturing expenses, $1.2 million in consulting costs and $0.6 million in preclinical expenses, as well as increases in internal research and development costs, consisting of $4.1 million in stock-based compensation, $4.0 million in salaries and benefits and $0.5 million in other expenses.

General and Administrative Expenses

General and administrative expenses were $19.0 million for the year ended December 31, 2023 compared to $7.8 million for the year ended December 31, 2022, an increase of $11.2 million. The increase was primarily due to an increase of $4.3 million in stock-based compensation primarily related to higher valuations on equity grants, $3.6 million in professional services costs, $1.9 million in salaries and benefits, $1.3 million in stock-based compensation as a result of the acceleration of stock option vesting in connection with the Merger, $0.9 million in liability insurance costs, $0.3 million in software services costs and $0.6 million in other expenses, partially offset by a decrease of $1.7 million in costs related to the write-off of previously deferred initial public offering costs in 2022.

Other Income (Expense), Net

Interest income was $11.9 million for the year ended December 31, 2023 compared to $1.1 million for the year ended December 31, 2022, an increase of $10.8 million. The increase was primarily due to higher interest rates and higher investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. To date, Former Enliven funded its operations primarily through private placements of its convertible preferred stock for gross proceeds of $140.5 million and sale of common stock in the Financing Transaction for gross proceeds of $164.5 million on February 23, 2023. As of December 31, 2023, we had cash, cash equivalents and marketable securities of $253.1 million.

On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3. As of December 31, 2023, there have been no sales of common stock pursuant to the Sales Agreement.

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
advance our combination studies;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(61,269)	$(32,077)
Net cash used in investing activities	(148,412)	(612)
Net cash provided by (used in) financing activities	234,286	(1,799)
Net increase (decrease) in cash, cash equivalents and restricted cash	$24,605	$(34,488)

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2023 was $61.3 million. This consisted primarily of a net loss of $71.6 million and non-cash amortization of premiums and discounts on marketable securities of $4.6 million, partially offset by non-cash charges for stock-based compensation of $12.9 million, net cash inflows from changes in our operating assets and liabilities of $1.4 million (primarily due to a net increase in accounts payable and accrued expenses and other liabilities, partially offset by an increase in prepaids and other assets and a decrease in operating lease liabilities) and other non-cash charges of $0.6 million.

Net cash used in operating activities during the year ended December 31, 2022 was $32.1 million. This consisted primarily of a net loss of $37.7 million, partially offset by non-cash charges for stock-based compensation of $3.2 million, write-off of deferred initial public offering costs of $1.7 million, net cash inflows from changes in our operating assets and liabilities of $0.5 million (primarily due to an increase in accounts payable and accrued expenses and other liabilities, partially offset by an increase in prepaids and other assets) and other non-cash charges of $0.2 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was $148.4 million. This consisted primarily of cash used to purchase marketable securities of $268.3 million and cash used to purchase property and equipment of $0.1 million, partially offset by proceeds from maturities of marketable securities of $120.0 million.

Net cash used in investing activities during the year ended December 31, 2022 was $0.6 million. This consisted primarily of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was $234.3 million. This consisted primarily of net proceeds of $161.4 million resulting from the sale of shares of our common stock in the Financing Transaction, net cash acquired in connection with the reverse recapitalization of $73.1 million, and proceeds from the exercise of stock options of $0.4 million, partially offset by deferred offering costs related to the Sales Agreement of $0.6 million.

Net cash used in financing activities during the year ended December 31, 2022 was $1.8 million. This consisted primarily of $2.4 million of deferred offering costs related to the Merger and previously planned initial public offering, partially offset by proceeds from the exercise of stock options of $0.6 million.

Contractual Obligations and Commitments

We sublease certain office and laboratory space in Boulder, Colorado, under which the sublease was scheduled to expire in December 2021. We amended the lease in March 2021 and in April 2022 to expand its size and extend its expiration date to December 2024.

The following table summarizes our contractual obligations and commitments as of December 31, 2023 (in thousands):

	Payments Due by Period
	Total	2024	Thereafter
Operating lease obligations	$341	$341	$—

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

While our significant accounting policies are described in more detail in the notes to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are critical to understanding our historical and future performance, as the policies relate to the more significant areas involving management’s judgments and estimates used in the preparation of our consolidated financial statements.

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

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employee directors, consultants and independent advisors based on the estimated grant date fair value of the awards. For awards with only service conditions, including stock options, restricted stock awards and restricted stock units, compensation expense is recognized over the requisite service period using the straight-line method. We use the Black-Scholes option pricing model to estimate the fair value of our stock option awards. The Black-Scholes option pricing model requires us to make assumptions and judgements about the variables used in the calculations, including the fair value of common stock, expected term, expected volatility of our common stock, risk-free interest rate and expected dividend yield. As the stock-based compensation is based on awards ultimately expected to vest, it is reduced by forfeitures, which we account for as they occur.

Estimating the fair value of equity-settled awards as of the grant date using the Black-Scholes option pricing model is affected by subjective assumptions. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation is recognized. These inputs are subjective and generally require significant analysis and judgement to develop. The inputs are as follows:

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

See Note 12 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2023, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of December 31, 2023, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign Currency Exchange Risk

Our primary operations are transacted in U.S. dollars. However, we have entered into a limited number of contracts with vendors for research and development services that are denominated in foreign currencies, including euros/British pounds. We could be subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. We believe a hypothetical 100 basis point increase or decrease in foreign exchange rates during any of the periods presented would not have had a material impact on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Enliven Therapeutics, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enliven Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders' equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

San Francisco, California

March 14, 2024

We have served as the Company's auditor since 2020.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$100,141	$75,536
Marketable securities	153,007	—
Restricted cash	54	—
Prepaid expenses and other current assets	2,949	2,217
Contingent value right asset	10,000	—
Total current assets	266,151	77,753
Property and equipment, net	742	890
Operating lease right-of-use assets	320	626
Deferred offering costs	563	3,975
Restricted cash	—	54
Other long-term assets	4,091	—
Total assets	$271,867	$83,298
Liabilities, Convertible Preferred Stock and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$532	$3,438
Accrued expenses and other current liabilities	15,362	6,277
Contingent value right liability	10,000	—
Total current liabilities	25,894	9,715
Long-term liabilities	67	659
Total liabilities	25,961	10,374
Commitments and contingencies (Note 9):
Convertible preferred stock, par value $0.0001; authorized shares - none and 61,730,064 at December 31, 2023 and 2022, respectively; issued and outstanding shares - none and 61,730,064 at December 31, 2023 and 2022, respectively; liquidation preference - $0 and $140,520 at December 31, 2023 and 2022, respectively	—	149,749
Stockholders' equity (deficit):
Preferred stock, par value $0.001; authorized shares - 10,000,000 and none at December 31, 2023 and 2022, respectively; issued and outstanding shares - none	—	—
Common stock, par value $0.001 and $0.0001 at December 31, 2023 and 2022, respectively; authorized shares - 100,000,000 and 26,264,364 at December 31, 2023 and 2022, respectively; issued and outstanding shares - 41,292,027 and 3,570,019 at December 31, 2023 and 2022, respectively	41	1
Additional paid-in capital	400,172	6,038
Accumulated other comprehensive income	141	—
Accumulated deficit	(154,448)	(82,864)
Total stockholders’ equity (deficit)	245,906	(76,825)
Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$271,867	$83,298

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022
Operating expenses:
Research and development	$64,574	$31,022
General and administrative	18,955	7,769
Total operating expenses	83,529	38,791
Loss from operations	(83,529)	(38,791)
Other income (expense), net
Interest income	11,967	1,129
Other expense	(22)	—
Total other income (expense), net	11,945	1,129
Net loss	(71,584)	(37,662)
Other comprehensive income (loss):
Net unrealized gains on marketable securities	141	—
Comprehensive loss	$(71,443)	$(37,662)
Net loss per share, basic and diluted	$(2.01)	$(12.05)
Weighted-average shares outstanding, basic and diluted	35,546,215	3,124,274

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income	Deficit	Equity (Deficit)
Balance - January 1, 2022	61,730,064	$149,749	3,435,014	$1	$2,314	$—	$(45,202)	$(42,887)
Exercise of common stock options	—	—	135,005	—	246	—	—	246
Vesting of restricted stock and stock options	—	—	—	—	287	—	—	287
Stock-based compensation	—	—	—	—	3,191	—	—	3,191
Net loss	—	—	—	—	—	—	(37,662)	(37,662)
Balance - December 31, 2022	61,730,064	$149,749	3,570,019	$1	$6,038	$—	$(82,864)	$(76,825)
Exercise of common stock options	—	—	234,162	—	475	—	—	475
Vesting of restricted stock units	—	—	7,187	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	295	—	—	295
Conversion of convertible preferred stock to common stock in connection with the Merger	(61,730,064)	(149,749)	18,216,847	18	149,731	—	—	149,749
Issuance of common stock in the Financing Transaction, net of issuance costs of $4,955	—	—	12,638,636	13	159,531	—	—	159,544
Issuance of common stock to former stockholders of Imara Inc. in connection with the Merger	—	—	6,625,176	7	80,234	—	—	80,241
Adjustment for change in common stock par value in connection with the Merger	—	—	—	2	(2)	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	(9,044)	—	—	(9,044)
Stock-based compensation	—	—	—	—	12,914	—	—	12,914
Net loss	—	—	—	—	—	—	(71,584)	(71,584)
Other comprehensive income	—	—	—	—	—	141	—	141
Balance - December 31, 2023	—	$—	41,292,027	$41	$400,172	$141	$(154,448)	$245,906

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(71,584)	$(37,662)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	297	215
Stock-based compensation	12,914	3,191
Non-cash lease expense	306	—
Amortization of premiums and discounts on marketable securities, net	(4,603)	—
Write-off of deferred IPO costs	—	1,741
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(3,703)	(1,590)
Operating lease liabilities	(310)	4
Accounts payable	(2,250)	411
Accrued expenses and other liabilities	7,664	1,613
Net cash used in operating activities	(61,269)	(32,077)
Cash flows from investing activities:
Maturities of marketable securities	120,000	—
Purchases of marketable securities	(268,263)	—
Purchases of property and equipment	(149)	(612)
Net cash used in investing activities	(148,412)	(612)
Cash flows from financing activities:
Proceeds from exercise of stock options	399	591
Payment of deferred offering costs related to the Merger / initial public offering	—	(2,390)
Payment of deferred offering costs related to the Sales Agreement	(563)	—
Proceeds from the Financing Transaction, net of issuance costs	161,365	—
Cash acquired in connection with the reverse recapitalization	81,821	—
Payment of reverse recapitalization transaction costs	(8,736)	—
Net cash provided by (used in) financing activities	234,286	(1,799)
Net increase (decrease) in cash, cash equivalents and restricted cash	24,605	(34,488)
Cash, cash equivalents and restricted cash at the beginning of the period	75,590	110,078
Cash, cash equivalents and restricted cash at the end of the period	$100,195	$75,590

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$100,141	$75,536
Restricted cash	54	54
Total cash, cash equivalents and restricted cash	$100,195	$75,590

Supplemental disclosure of non-cash operating activities:
Lease liabilities obtained in exchange for right-of-use assets	$—	$387

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$149,749	$—
Deferred offering costs related to the Merger included in accounts payable and accrued expenses and other current liabilities	$—	$1,846
Receivables from stock option exercises included in prepaid expenses and other current assets	$76	$—

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business and Liquidity

Business

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware on June 12, 2019. Enliven Therapeutics, Inc. (formerly Imara Inc.) (the “Company”) is headquartered in Boulder, Colorado. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help patients with cancer not only live longer, but live better. The Company aims to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall patient well-being. Its discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs.

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

On February 23, 2023, prior to the effective time of the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent, pursuant to which the Company’s pre-Merger common stockholders received one contingent value right (each, a “CVR”) for each outstanding share of the Company’s common stock held by such stockholder as of February 22, 2023. Each CVR represents the contractual right to receive payments upon the occurrence of certain events related to the Company’s sale of certain assets prior to the completion of the Merger, in each case subject to, and in accordance with, the terms and conditions of the CVR Agreement. Under the CVR Agreement, the Company is only liable to the CVR holders once it has received payments from the third-party that purchased the assets, which will only occur upon the third-party achieving certain development milestones related to the assets purchased. In accordance with the CVR Agreement, any distributions to the Company for these milestone payments are then subsequently remitted to the CVR holders, net of qualifying expenses. Pursuant to the terms of an asset purchase agreement with a third-party, the Company is eligible to receive two potential milestones, one for $10.0 million and a second for $50.0 million. The Company has no involvement, control or influence over the development of such assets.

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine and Israel-Hamas conflicts, and COVID-19. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of December 31, 2023, the Company had an accumulated deficit of $154.4 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $253.1 million as of December 31, 2023 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued.

On June 23, 2023, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows the Company to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, the Company also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of Company Common Stock, from time to time through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”), having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of Company Common Stock made pursuant to the Sales Agreement, if any, will be made under the Company’s shelf registration statement on Form S-3. On July 6, 2023, the Company filed a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of Company Common Stock under the Sales Agreement. As of December 31, 2023, there have been no sales of Company Common Stock pursuant to the Sales Agreement.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

Reclassifications

Certain prior period balances have been reclassified to conform to current period presentation of the Company’s consolidated financial statements and accompanying notes. Such reclassifications have no effect on previously reported results of operations, accumulated deficit, subtotals of operating, investing or financing cash flows or consolidated balance sheet totals. For the year ended December 31, 2022, the Company reclassified $1.2 million of deferred offering costs included in accrued liabilities and $0.6 million of deferred offering costs included in accounts payable within the supplemental disclosure of non-cash investing and financial activities in the consolidated statements of cash flows.

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to stock-based compensation and accrued research and development expenses. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. Actual results may differ from those estimates or assumptions.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2023 and 2022, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a sublease with the facility’s landlord. As of December 31, 2023, $54,000 of restricted cash was reflected as current assets in the balance sheets. As of December 31, 2022, $54,000 of restricted cash was reflected as long-term assets in the balance sheets.

Marketable securities

The Company’s marketable securities primarily consist of U.S. Treasury securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity (deficit). The Company classifies marketable securities with remaining maturities greater than one year as current assets due to their highly liquid nature and because such marketable securities represent the investment of cash that is available to fund the Company’s current operations. Interest and dividends on marketable securities are included in interest income. The cost of marketable securities sold is based on the specific identification method, with any realized gains and losses recorded as interest income. There were no realized gains and losses during the periods presented.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities, as well as restricted cash. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of December 31, 2023, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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
•
Level 2—Quoted prices (other than quoted prices in Level 1) in markets that are not considered to be active or financial instrument valuations for which all significant inputs are observable, either directly or indirectly; and
•
Level 3—Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

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

Property and equipment, net

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Expenditures for repairs and maintenance are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in the determination of net income or loss. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the asset.

The Company’s property and equipment consist of laboratory equipment and employee-related computers with estimated useful lives of three to five years.

Impairment of long-lived assets

The Company evaluates long-lived assets, which consist of laboratory equipment and computers, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2023, no impairments have been recognized in the Company’s financial statements.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use ("ROU") asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. Certain leases include renewal options at the lessee’s election, which are included when recording the lease if it is reasonably certain that the renewal option will be exercised. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding ROU assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient not to separate between lease and non-lease components.

Operating ROU assets are reflected in operating lease right-of-use assets on the balance sheets. Operating lease liabilities are reflected in accrued expenses and other current liabilities and long-term liabilities on the balance sheets.

Contingent Value Right Asset and Liability

The Company evaluates its contracts to determine if those contracts qualify as derivatives under ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date. Any changes in fair value are recorded as other income or expense for each reporting period. Derivative instrument assets or liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. The Company determined that certain contingent payments under the CVR Agreement and milestone payments related to the asset sales prior to the merger qualified as derivatives under ASC 815. Upon such time that these payments are assessed a fair value, they would be recorded as a liability and asset, respectively, on the balance sheet. These values are then remeasured for future expected payout or receipt, as well as the increase in fair value due to the time value of money. These gains or losses, if any, are recognized in the consolidated statements of operations and comprehensive loss within Other income (expense), net.

The Company applies a scenario-based method and weighs them based on the possible achievement of certain milestones for both the asset and liability recognized. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR and milestone consideration are based upon available information and certain assumptions, which the Company's management believes are reasonable under the circumstances.

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

Stock-based compensation

The Company measures and records the expense related to stock-based payment awards based on the estimated grant date fair value of those awards. The Company recognizes stock-based compensation expense over the requisite service period on a straight-line basis for all stock-based awards to employees, non-employees and directors, including grants of stock options and other stock-based awards. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock awards. The Black-Scholes option pricing model requires the Company to make assumptions and judgements about the variables used in the calculations, including the fair value of common stock, expected term, expected volatility of its common stock, risk-free interest rate and expected dividend yield. As the stock-based compensation is based on awards ultimately expected to vest, it is reduced by forfeitures, which the Company accounts for as they occur.

The Company classifies equity-based compensation expense in the statement of operations and comprehensive loss in the same manner in which the award recipients’ payroll costs are classified or in which the award recipients’ service payments are classified.

Black-Scholes requires the use of subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:

•
Fair Value of Common Stock—Prior to the Merger, as there had been no public market for the Company’s common stock, the estimated fair value of the Company’s common stock was determined by the board of directors as of the date of each option grant with input from management, considering the most recently available third-party valuation of common stock. Following the Merger, the fair value of common stock is based on the closing stock price on the date of grant as reported on the Nasdaq Global Select Market.
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

Income taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or the Company’s tax return. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts or existing assets and liabilities and their respective tax bases using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has generated significant net losses since its inception and accordingly has not recorded a provision for income taxes.

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of December 31, 2023, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on marketable securities, other than losses attributable to a credit loss, which are included in other income and expense. The Company's only component of other comprehensive income (loss) is related to unrealized gains and losses on marketable securities.

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

Recently adopted accounting pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 eliminates certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This guidance was effective for fiscal years beginning after December 15, 2021. The Company adopted ASU 2019-12 on January 1, 2022, and the adoption did not have a material impact on the Company's financial statements.

Accounting pronouncements not yet adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact of this guidance, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency and decision usefulness of income tax disclosures by requiring consistent categorization and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid, disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance will be effective for the annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

3. The Merger

As described in Note 1, Former Enliven merged with the Company on February 23, 2023. The Merger was accounted for as a reverse recapitalization with Former Enliven as the accounting acquirer. The primary pre-combination assets of the Company were cash and cash equivalents. Under reverse recapitalization accounting, the assets and liabilities of the Company were recorded at their fair value, which approximated book value due to the short-term nature of the instruments. No goodwill or intangible assets were recognized. Consequently, the consolidated financial statements of the Company reflect the operations of Former Enliven for accounting purposes together with a deemed issuance of shares, equivalent to the shares held by the former stockholders of the legal acquirer and a recapitalization of the equity of the accounting acquirer.

The following table summarizes the fair value of identifiable assets acquired and liabilities assumed as part of the recapitalization (in thousands):

Cash and cash equivalents	$81,821
Other current assets	1,044
Accrued liabilities	(2,624)
Net assets acquired	$80,241

In connection with the Merger and concurrent Financing Transaction, the Company incurred reverse recapitalization transaction costs of $9.0 million and issuance costs of $5.0 million, which were capitalized and recorded on the consolidated balance sheets as deferred offering costs. On February 23, 2023, at the close of the Merger, the deferred offering costs were recorded as contra equity. As of December 31, 2023 and 2022, deferred offering costs related to the Merger and Financing Transaction were $0 and $4.0 million, respectively.

In addition, the Company incurred $1.3 million in stock-based compensation expense as a result of the acceleration of vesting of stock options at the time of the Merger. This amount was recorded in general and administrative expense on the consolidated statements of operations and comprehensive loss for the three months ended March 31, 2023 and year ended December 31, 2023.

4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of December 31, 2023	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$99,388	$99,388	$—	$—
Marketable securities:
U.S. Treasury securities	153,007	153,007	—	—
Total	$252,395	$252,395	$—	$—

As of December 31, 2022	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$74,523	$74,523	$—	$—
Total	$74,523	$74,523	$—	$—

CVR Asset and Liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved with payment to be made within 30 days of the achievement date. As the second milestone event under this asset purchase agreement relates to the future potential commercialization of the assets, no value has been attributed to this milestone in fiscal year 2023. As of December 31, 2023, no payments have been received or paid under the CVR Agreement.

5. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. As of December 31, 2023, marketable securities consisted of the following (in thousands):

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$152,866	$147	$(6)	$153,007
Total		$152,866	$147	$(6)	$153,007

As of December 31, 2022, the Company had no investments in marketable securities.

6. Leases

Facility lease

In June 2020, the Company executed a sublease agreement for 6,782 square feet of office and laboratory space, which was set to expire on December 30, 2021. In March 2021, the Company amended its sublease agreement, increasing the leased space by 2,495 square feet to 9,277 square feet and monthly rent to $12,000. In April 2022, the lease term was extended to December 30, 2024. In addition, the Company’s leased space was increased to 18,170 square feet commencing in July 2022, and the rental payments were increased by an equally proportionate amount to reflect the increase in floor space. The monthly rent is subject to annual increases through the lease term. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of common area maintenance, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred.

The Company has one operating lease, as described above, with a remaining lease term of 1.0 year. The incremental borrowing rate used to calculate the Company’s ROU assets and lease liabilities is 4%. The incremental borrowing rate was estimated based on the Company's estimated borrowing rate on a collateralized loan. As of December 31, 2023, the remaining ROU assets and lease liabilities were $0.3 million and $0.3 million, respectively. As of December 31, 2022, the remaining ROU assets and lease liabilities were $0.6 million and $0.6 million, respectively.

Under the facility sublease, the Company recognized rent expense of $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively, and variable lease costs of $0.4 million and $0.3 million for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023, the future minimum lease payments under the facilities operating sublease were as follows (in thousands):

As of
December 31, 2023
Year ending December 31,
2024	$341
Thereafter	—
Total future minimum lease payments	341
Less: amount representing interest	(6)
Present value of lease liabilities	335
Less: current portion of lease liabilities	(335)
Lease liabilities, non-current	$—

No impairment losses were recognized during the years ended December 31, 2023 and 2022.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of December 31,
	Life in Years	2023	2022
Laboratory equipment	5	$1,191	$1,191
Computer equipment	3	222	73
Property and equipment, gross		1,413	1,264
Less: accumulated depreciation		(671)	(374)
Property and equipment, net		$742	$890

Depreciation expense was $0.3 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2023	2022
Accrued employee compensation costs	$3,328	$2,130
Accrued research and development costs	10,433	1,918
Accrued deferred offering costs	—	1,190
Lease liability	335	323
Accrued legal and professional fees	902	269
Other	364	447
Accrued expenses and other current liabilities	$15,362	$6,277

9. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not currently a party to any legal proceedings. Regardless of outcome, any proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2023 and 2022.

10. Common Stock

As of December 31, 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 41,292,027 shares were issued and outstanding. As of December 31, 2023 and 2022, there were 86,153 and 252,652 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0.4 million and $0.6 million as of December 31, 2023 and 2022, respectively, of which $0.1 million and $0.3 million were recorded as long-term liabilities as of December 31, 2023 and 2022, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through December 31, 2023.

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

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on July 3, 2023. As of December 31, 2023, there have been no sales of common stock pursuant to the Sales Agreement.

The Company had the following shares of common stock reserved for future issuance:

	As of December 31,
	2023	2022
Conversion of convertible preferred stock	—	18,216,847
Issuance of common stock upon exercise of stock options	5,817,339	3,316,671
Issuance of common stock upon vesting of restricted stock units	78,505	—
Equity awards available for grant under equity plans	1,574,426	906,265
Shares available for issuance under the Employee Stock Purchase Plan	402,757	—
Total common stock reserved for future issuance	7,873,027	22,439,783

11. Preferred Stock and Convertible Preferred Stock

Preferred Stock

As of December 31, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of December 31, 2023, no shares of preferred stock were issued and outstanding.

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

The 2019 Plan was terminated as of the close of the Merger, and no shares remain available for future issuance under the 2019 Plan. Any options outstanding under the 2019 Plan remained outstanding and effective.

2016 Stock Incentive Plan

The Company’s 2016 Stock Incentive Plan (the “2016 Plan”) provided for the grant of restricted stock, restricted stock units, stock appreciation rights, incentive stock options, non-statutory stock options and other stock-based awards to employees, officers, members of the board of directors, consultants and advisors of the Company. As of the effective date of the 2020 Equity Incentive Plan, no shares remained available for future issuance under the 2016 Plan. Any options or awards outstanding under the 2016 Plan remained outstanding and effective.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. Following the 1-to-4 reverse stock split effected on February 23, 2023, the number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. As of December 31, 2023, 1,574,426 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

Awards granted under the Company’s equity plans expire no later than 10 years from the date of grant. Options and restricted stock granted to employees typically vest over a four-year period but may have been granted with different vesting terms.

2020 Employee Stock Purchase Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020, the Company’s stockholders approved the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 11, 2020. The ESPP permits eligible employees who elect to participate, in six-month offering periods, to purchase shares of common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock on the first or last business day of each applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 13 and December 13 each year.

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. Following the 1-to-4 reverse stock split effected on February 23, 2023, the number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January

1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of December 31, 2023, 402,757 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company did not issue any shares under the ESPP during the years ended December 31, 2023 and 2022. The Company had an outstanding liability of $53,000 and $0 at December 31, 2023 and 2022, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of December 31, 2023, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

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

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2022	3,075,403	$3.64	9.1	$9,657
Options granted	391,653	5.66
Options exercised and vested	(141,462)	3.72
Options cancelled and forfeited	(8,923)	4.68
Outstanding - December 31, 2022	3,316,671	2.20	8.3	1,194
Assumption of options in connection with the Merger	449,900	28.40	—
Options granted	2,563,778	21.65	—
Options exercised and vested	(316,194)	2.42	—
Options cancelled and forfeited	(196,816)	28.32	—
Outstanding - December 31, 2023	5,817,339	11.90	7.9	35,692
Exercisable - December 31, 2023	2,457,579	6.41	6.7	24,169
Vested and expected to vest - December 31, 2023	5,817,339	11.90	7.9	35,692

The aggregate intrinsic values presented in the table above were calculated as the difference between the fair value of the Company’s common stock and the exercise price of outstanding stock options that had strike prices below the fair value of the Company’s common stock. The total intrinsic values of exercised and vested stock options during the years ended December 31, 2023 and 2022 were $4.5 million and $0.1 million, respectively, and were calculated on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 were $15.62 and $4.00 per share, respectively.

As of December 31, 2023, total compensation cost not yet recognized related to unvested stock options was $34.6 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted stock awards

Upon formation of Former Enliven in June 2019, Former Enliven issued approximately 3.0 million shares in restricted common stock to its founders at approximately $0.0003 per share. 25% of the shares vested immediately upon issuance, with the remaining shares vesting evenly over 36 or 48 months. Vesting may be accelerated upon a change in control, as defined in the holder agreements. If the holders cease to have a business relationship with the Company, any unvested shares held by these individuals may be repurchased at their original purchase price. The unvested restricted stock is not considered outstanding for accounting purposes until the shares vest. As of December 31, 2023 and 2022, there were 0 and 41,499 founders' shares subject to repurchase, respectively.

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

The following table summarizes restricted stock award activity (excluding founders' shares discussed above):

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2022	97,903	$0.14
Granted	—	—
Vested	(47,446)	0.14
Forfeited	—	—
Unvested - December 31, 2022	50,457	0.14
Granted
Vested	(42,977)	0.14
Forfeited
Unvested - December 31, 2023	7,480	$0.14

As of December 31, 2023, total compensation cost not yet recognized was immaterial.

Restricted stock units

Restricted Stock Units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2022	—	$—
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested - December 31, 2022	—	—
Granted	85,692	14.99
Vested	(7,187)	22.75
Forfeited	—	—
Unvested - December 31, 2023	78,505	$14.28

As of December 31, 2023, total compensation cost not yet recognized related to unvested RSUs was $1.1 million, which is expected to be recognized over a weighted-average period of 3.6 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$6,000	$1,893
General and administrative	6,914	1,298
Total stock-based compensation expense	$12,914	$3,191

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

	Year Ended December 31,
Stock Options	2023	2022
Expected term (years)	5.8 - 6.1	5.8 - 6.3
Expected volatility	82% - 84%	80%
Risk-free interest rate	3.3% - 4.8%	1.6% - 3.0%
Expected dividend yield	—%	—%

	Year Ended December 31,
ESPP	2023	2022
Expected term (years)	0.5	N/A
Expected volatility	84%	N/A
Risk-free interest rate	5.3%	N/A
Expected dividend yield	—%	N/A

13. Income Taxes

There was no provision for income taxes for the years ended December 31, 2023 and 2022, because the Company has incurred significant losses since its inception.

The difference between the effective tax rate and the U.S. federal tax rate is as follows:

	Year Ended December 31,
	2023	2022
Federal income tax	(21.0%)	(21.0%)
State income tax, less federal benefits	(5.3%)	(6.7%)
Permanent differences	0.3%	1.5%
Limitation on executive compensation	1.5%	0.0%
Change in valuation allowance	26.0%	26.7%
Credits	(1.2%)	(0.5%)
Other	(0.3%)	0.0%
Effective tax rate	0.0%	0.0%

Significant components of the Company’s deferred income taxes consist of the following (in thousands). For the year ended December 31, 2022, Stock-based compensation, Accruals and other expenses not currently deductible, and Lease liability were included within the 'Other' category. Additionally, Right-of-use asset was named ‘Goodwill differences.’ The presentation has been revised to separately disclose these deferred tax assets and to rename the Right-of-use asset for enhanced transparency and clarity in financial reporting.

	As of December 31,
	2023	2022
Deferred tax assets:
Intangible asset basis differences	$40	$43
Net operating loss carryforwards	19,745	12,894
Tax credit carryforwards	1,535	399
Capitalized research and development costs	19,313	5,422
Stock-based compensation	1,370	243
Accruals and other expenses not currently deductible	834	594
Lease liability	94	180
Total deferred tax assets	42,931	19,775
Deferred tax liabilities:
Fixed asset basis difference	(55)	(49)
Right-of-use asset	(90)	(175)
Total deferred tax liabilities	(145)	(224)
Valuation allowance	(42,786)	(19,551)
Net deferred tax assets	$—	$—

Realization of tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance. The changes in the valuation allowance for the years ended December 31, 2023 and 2022 were $23.2 million and $10.1 million, respectively. The increase in deferred tax assets and valuation allowance during the current year was primarily related to the generation of net operating losses and the capitalization of research and development costs, as well as the Merger.

As of December 31, 2023 and 2022, the Company had federal net operating loss carryforwards of approximately $185.3 million and $39.5 million, respectively. The 2017 Tax Cuts and Jobs Act (“TCJA”) generally allows losses incurred after 2017 to be carried over indefinitely but limits the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to IRC Section 382). Additionally, there is no carryback for losses incurred after 2017. Losses incurred prior to 2018 are generally deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of its taxable income and are available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $177.3 million, which do not expire. The federal net operating losses generated prior to 2018 of $8.0 million will expire beginning in 2037.

As of December 31, 2023 and 2022, the Company had California net operating loss carryforwards of approximately $126.7 million and $68.5 million, respectively. At December 31, 2023, the Company also had Colorado and Massachusetts net operating loss carryforwards of approximately $4,000 and $124.2 million, respectively. The state net operating loss carryforwards will expire at various dates through 2043.

As of December 31, 2023 and 2022, the Company had federal research and development credit carryforwards of approximately $10.5 million and $0.4 million, respectively, which are available to offset future federal income tax liabilities and expire at various dates through 2043. As of December 31, 2023 and 2022, the Company had state research and development credit carryforwards of approximately $1.3 million and $0.2 million, respectively, which are available to reduce future state tax liabilities and will expire at various dates through 2038.

Section 382 and Section 383, and corresponding provisions of state law, impose limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. There is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. As of December 31, 2023, the Company has completed an analysis and determined ownership changes occurred under Section 382 in the past, as well as in 2023 due to the Merger. The Company's deferred tax assets have been reduced by $0.9 million and $65.7 million of net operating loss carryforwards expected to expire unused due to the limitation for Federal and Massachusetts, respectively. The Company's deferred tax assets have also been reduced by $8.8 million and $0.8 million of credit carryforwards expected to expire due to the limitation for Federal and Massachusetts, respectively. Additionally, in the future, the Company may experience ownership changes which, if they occur, could substantially limit its ability to utilize its net operating loss and other tax carryforwards. A full valuation allowance has been established against the deferred tax assets related to the Company's net operating losses and tax credit carryforwards. Any future adjustments would be entirely offset by an adjustment to the valuation allowance.

The Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, upon the date of incorporation. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of its provision for income taxes, as necessary. As of December 31, 2023, the Company has not recognized any tax-related penalties or interest. At December 31, 2023 and 2022, the gross unrecognized tax benefit was $32.1 million and $0.2 million, respectively, none of which if recognized would reduce the effective tax rate in a future period, due to the Company’s full valuation allowance on U.S. net deferred tax assets. The increase related to prior year positions in 2023 is primarily related to certain attributes from the Merger following the Section 382 and 383 analysis performed in the current year. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The following table summarizes the changes to the Company’s unrecognized tax benefits (in thousands):

	As of December 31,
	2023	2022
Balance, beginning of the period	$164	$47
Increase related to prior year positions	28,698	7
Increase related to current year positions	3,282	110
Balance, end of the period	$32,144	$164

The Company has filed a U.S. federal income tax return and state tax returns in California, Colorado, Florida, New Jersey, and Massachusetts. The federal and state income tax returns are generally subject to examination for the tax years ended December 31, 2020 through the present. To the extent that the Company has tax attribute carryforwards, the tax year in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service or State taxing authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.

14. 401(k) Savings Plan

The Company has a defined-contribution savings plan under IRC Section 401(k). The 401(k) Plan covers all employees who meet the defined minimum age and service requirements and allows participants to make contributions based on their annual compensation, subject to certain limitations. For the years ended December 31, 2023 and 2022, the Company made 401(k) matching contributions of $89,000 and $45,000, respectively.

15. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(71,584)	$(37,662)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	35,702,864	3,548,829
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(119,154)	(194,966)
Less: weighted-average unvested restricted shares of common stock	(37,495)	(229,589)
Weighted-average shares used to compute net loss per common share, basic and diluted	35,546,215	3,124,274
Net loss per share, basic and diluted	$(2.01)	$(12.05)

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

	As of December 31,
	2023	2022
Convertible preferred stock (as converted)	—	18,216,847
Stock options outstanding	5,817,339	3,316,671
Unvested restricted stock awards	7,480	91,953
Unvested restricted stock units	78,505	—
ESPP shares pending issuance	5,254	—
Total	5,908,578	21,625,471

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2023, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Securities Exchange Act of 1934 that occurred during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

A control system, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B. Other Information.

During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On October 19, 2023, Helen Collins, M.D., our Chief Medical Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 110,000 shares of our common stock. The trading arrangement is/was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 16, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the last fiscal quarter.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2023, and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)
The following documents are filed as part of this report:

(1)
Financial Statements

The financial statements of Enliven Therapeutics, Inc. are filed as part of this report on Form 10-K under Item 8. Financial Statements and Supplementary Data.

(2)
Financial Statement Schedules

All other schedules have been omitted because they are not required, not applicable, or the required information is included in the financial statements or notes thereto.

(3)
Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated herein (numbered in accordance with Item 601 of Regulation S-K).

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

1.1	Open Market Sale AgreementSM, dated June 23, 2023, by and between Enliven Therapeutics, Inc. and Jefferies LLC	8-K	001-39247	1.1	June 26, 2023
2.1	Agreement and Plan of Merger, dated as of October 13, 2022, by and among Imara Inc., Iguana Merger Sub, Inc. and Enliven Therapeutics, Inc.	8-K	001-39247	2.1	October 13, 2022
3.1	The Company's Restated Certificate of Incorporation, as amended February 23, 2023	10-Q	001-39247	3.1	May 11, 2023
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39247	3.2	March 16, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-3	333-272909	4.1	June 23, 2023
4.2	Description of the Registrant’s Securities				Filed herewith
10.1*	Contingent Value Rights Agreement between the Company and Rights Agent	8-K	001-39247	10.1	March 1, 2023
10.2+	Amended and Restated 2020 Equity Incentive Plan	8-K	001-39247	10.2	March 1, 2023
10.3+	2020 Employee Stock Purchase Plan				Filed herewith
10.4+	Rahul Ballal Separation Agreement, dated February 23, 2023	8-K	001-39247	10.6	March 1, 2023
10.5+	Michael Gray Separation Agreement, dated February 23, 2023	8-K	001-39247	10.7	March 1, 2023
10.6+*	Sam Kintz Confirmatory Employment Letter, as amended and restated February 29, 2024				Filed herewith
10.7+*	Helen Collins Confirmatory Employment Letter, as amended and restated February 29, 2024				Filed herewith
10.8+*	Benjamin Hohl Confirmatory Employment Letter, as amended and restated February 29, 2024				Filed herewith
10.9+*	Joseph Lyssikatos Confirmatory Employment Letter, as amended and restated February 29, 2024				Filed herewith
10.10+*	Anish Patel Confirmatory Employment Letter, as amended and restated February 29, 2024				Filed herewith
10.11+	Sam Kintz Change in Control and Severance Agreement, as amended and restated February 29, 2024				Filed herewith
10.12+	Helen Collins Change in Control and Severance Agreement, as amended and restated February 29, 2024				Filed herewith
10.13+	Benjamin Hohl Change in Control and Severance Agreement, as amended and restated February 29, 2024				Filed herewith
10.14+	Joseph Lyssikatos Change in Control and Severance Agreement, as amended and restated February 29, 2024				Filed herewith
10.15+	Anish Patel Change in Control and Severance Agreement, as amended and restated February 29, 2024				Filed herewith
10.16+	Outside Director Compensation Policy, as amended February 13, 2024				Filed herewith
10.17+#*	Consulting Agreement between Richard Heyman and Former Enliven	S-4/A	333-268300	10.5	January 9, 2023
10.18+	Form of Indemnification Agreement of the Company	8-K	001-39247	10.16	March 1, 2023
10.19+	Enliven 2019 Equity Incentive Plan, as amended, including forms of agreements thereunder	S-4	333-268300	10.2	November 10, 2022
10.20+	Employee Incentive Compensation Plan	8-K	001-39247	10.18	March 1, 2023
21.1	List of Subsidiaries of Enliven Therapeutics, Inc.				Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)				Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith
97.1	Compensation Recovery Policy	Filed herewith
101.INS	INLINE XBRL Instance Document	Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents	Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	Furnished herewith

+	Management contract or compensatory plan.
#

Certain exhibits or schedules to this exhibit have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).
**

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Enliven Therapeutics, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENLIVEN THERAPEUTICS, INC.

Date: March 14, 2024	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Samuel Kintz and Benjamin Hohl as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his capacity as a director and/or officer of Enliven Therapeutics, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Samuel Kintz	President, Director, and Chief Executive Officer	March 14, 2024
Samuel Kintz	(Principal Executive Officer)

/s/ Benjamin Hohl	Chief Financial Officer	March 14, 2024
Benjamin Hohl	(Principal Financial and Accounting Officer)

/s/ Richard Heyman	Chairman of the Board of Directors and	March 14, 2024
Richard Heyman, Ph.D.	Director

/s/ Rahul Ballal	Director	March 14, 2024
Rahul Ballal, Ph.D.

/s/ Jacob Bauer	Director	March 14, 2024
Jacob Bauer

/s/ Mika Derynck	Director	March 14, 2024
Mika Derynck, M.D.

/s/ Rishi Gupta	Director	March 14, 2024
Rishi Gupta, J.D.

/s/ Joseph P. Lyssikatos	Chief Scientific Officer and Director	March 14, 2024
Joseph P. Lyssikatos, Ph.D.

/s/ Andrew Phillips	Director	March 14, 2024
Andrew Phillips, Ph.D.