Form 10-Q
period 2024-03-31
Enliven Therapeutics, Inc.
filed 2024-05-14
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 1, 2024, the registrant had 47,036,698 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications ("INDs") and final U.S. Food and Drug Administration (“FDA”) approval of ELVN-001 from our BCR-ABL program and ELVN-002 from our HER2 program and any other future product candidates;
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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$149,165	$100,141
Marketable securities	171,339	153,007
Restricted cash	54	54
Prepaid expenses and other current assets	6,641	2,949
Contingent value right asset	10,000	10,000
Total current assets	337,199	266,151
Property and equipment, net	683	742
Operating lease right-of-use assets	241	320
Deferred offering costs	563	563
Other long-term assets	4,091	4,091
Total assets	$342,777	$271,867
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,727	$532
Accrued expenses and other current liabilities	12,304	15,362
Contingent value right liability	10,000	10,000
Total current liabilities	25,031	25,894
Long-term liabilities	34	67
Total liabilities	25,065	25,961
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 46,782,639 and 41,292,027 at March 31, 2024 and December 31, 2023, respectively	47	41
Additional paid-in capital	494,904	400,172
Accumulated other comprehensive (loss) income	(53)	141
Accumulated deficit	(177,186)	(154,448)
Total stockholders’ equity	317,712	245,906
Total liabilities and stockholders' equity	$342,777	$271,867

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating expenses:
Research and development	$19,970	$11,880
General and administrative	6,017	4,538
Total operating expenses	25,987	16,418
Loss from operations	(25,987)	(16,418)
Other income (expense), net
Interest income	3,250	1,694
Other expense	(1)	—
Total other income (expense), net	3,249	1,694
Net loss	(22,738)	(14,724)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(194)	—
Comprehensive loss	$(22,932)	$(14,724)
Net loss per share, basic and diluted	$(0.54)	$(0.80)
Weighted-average shares outstanding, basic and diluted	42,045,608	18,514,644

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance - January 1, 2023	61,730,064	$149,749	3,570,019	$1	$6,038	$—	$(82,864)	$(76,825)
Exercise of common stock options	—	—	55,599	—	140	—	—	140
Vesting of restricted stock awards and stock options	—	—	—	—	73	—	—	73
Conversion of convertible preferred stock to common stock in connection with the Merger	(61,730,064)	(149,749)	18,216,847	18	149,731	—	—	149,749
Issuance of common stock in the Financing Transaction, net of issuance costs of $4,955	—	—	12,638,636	13	159,531	—	—	159,544
Issuance of common stock to former stockholders of Imara Inc. in connection with the Merger	—	—	6,625,176	7	80,234	—	—	80,241
Adjustment for change in common stock par value in connection with the Merger	—	—	—	2	(2)	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	(9,044)	—	—	(9,044)
Stock-based compensation	—	—	—	—	2,262	—	—	2,262
Net loss	—	—	—	—	—	—	(14,724)	(14,724)
Balance - March 31, 2023	—	$—	41,106,277	$41	$388,963	$—	$(97,588)	$291,416

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2024	—	$—	41,292,027	$41	$400,172	$141	$(154,448)	$245,906
Exercise of common stock options	—	—	130,780	—	320	—	—	320
Vesting of restricted stock units	—	—	2,688	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	73	—	—	73
Issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs of $170	—	—	5,357,144	6	89,824	—	—	89,830
Stock-based compensation	—	—	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	—	—	(22,738)	(22,738)
Other comprehensive loss	—	—	—	—	—	(194)	—	(194)
Balance - March 31, 2024	—	$—	46,782,639	$47	$494,904	$(53)	$(177,186)	$317,712

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(22,738)	$(14,724)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79	67
Stock-based compensation	4,515	2,262
Non-cash lease expense	79	—
Amortization of premiums and discounts on marketable securities, net	(661)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(3,642)	(6,088)
Operating lease liabilities	(83)	(1)
Accounts payable	2,155	492
Accrued expenses and other liabilities	(3,065)	(2,852)
Net cash used in operating activities	(23,361)	(20,844)
Cash flows from investing activities:
Maturities of marketable securities	38,913	—
Purchases of marketable securities	(56,778)	—
Purchases of property and equipment	(20)	(31)
Net cash used in investing activities	(17,885)	(31)
Cash flows from financing activities:
Proceeds from exercise of stock options	270	140
Proceeds from issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs	90,000	—
Proceeds from the Financing Transaction, net of issuance costs	—	162,900
Cash acquired in connection with the reverse recapitalization	—	81,821
Payment of reverse recapitalization transaction costs	—	(7,420)
Net cash provided by financing activities	90,270	237,441
Net increase in cash, cash equivalents and restricted cash	49,024	216,566
Cash, cash equivalents and restricted cash at the beginning of the period	100,195	75,590
Cash, cash equivalents and restricted cash at the end of the period	$149,219	$292,156

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$149,165	$292,102
Restricted cash	54	54
Total cash, cash equivalents and restricted cash	$149,219	$292,156

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$149,749
Issuance costs related to the Private Placement included in accounts payable and accrued expenses and other current liabilities	$170	$—
Issuance costs related to the Financing Transaction included in accounts payable	$—	$1,534
Transaction costs related to the reverse recapitalization included in accounts payable and accrued expenses and other current liabilities	$—	$1,316
Receivables from stock option exercises included in prepaid expenses and other current assets	$50	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business and Liquidity

Business

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware on June 12, 2019. Enliven Therapeutics, Inc. (formerly, Imara Inc.) (the “Company”) is headquartered in Boulder, Colorado. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help people with cancer not only live longer, but live better. The Company aims to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Its discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs.

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

On February 23, 2023, prior to the effective time of the Merger, the Company entered into a Contingent Value Rights Agreement (the “CVR Agreement”) with a rights agent, pursuant to which the Company’s pre-Merger common stockholders received one contingent value right (each, a “CVR”) for each outstanding share of the Company’s common stock held by such stockholder as of February 22, 2023. Each CVR represents the contractual right to receive payments upon the occurrence of certain events related to the Company’s sale of certain assets prior to the completion of the Merger, in each case subject to, and in accordance with, the terms and conditions of the CVR Agreement. Under the CVR Agreement, the Company is only liable to the CVR holders once it has received payments from the third-party that purchased the assets, which will only occur upon the third-party achieving certain development milestones related to the assets purchased. In accordance with the CVR Agreement, any distributions to the Company for these milestone payments are then subsequently remitted to the CVR holders, net of permitted deductions, if any. Pursuant to the terms of an asset purchase agreement with a third-party, the Company is eligible to receive two potential milestones, one for $10.0 million and a second for $50.0 million. The Company has no involvement, control or influence over the development of such assets.

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and widening conflict in the Middle East, and COVID-19. The Company intends to establish clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of March 31, 2024, the Company had an accumulated deficit of $177.2 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $320.5 million as of March 31, 2024 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

Refer to Note 10 for further discussion.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a sublease with the facility’s landlord. As of March 31, 2024 and December 31, 2023, $54,000 of restricted cash was reflected as current assets in the condensed consolidated balance sheets.

Marketable securities

The Company’s marketable securities primarily consist of U.S. Treasury securities. The Company classifies its marketable securities as available-for-sale and records such assets at estimated fair value in the condensed consolidated balance sheets, with unrealized gains and losses, if any, reported as a component of other comprehensive income (loss) within the condensed consolidated statements of operations and comprehensive loss and as a separate component of stockholders’ equity. The Company classifies marketable securities with remaining maturities greater than one year as current assets due to their highly liquid nature and because such marketable securities represent the investment of cash that is available to fund the Company’s current operations. Interest and dividends on marketable securities are included in interest income. The cost of marketable securities sold is based on the specific identification method, with any realized gains and losses recorded as interest income. There were no realized gains and losses during the periods presented.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities, as well as restricted cash. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of March 31, 2024, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, which consist of laboratory equipment and computers, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of March 31, 2024, no impairments have been recognized in the Company’s financial statements.

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

CVR asset and liability

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

Convertible preferred stock

The Company classifies convertible preferred stock outside of stockholders’ equity on its balance sheet as the requirements of triggering a deemed liquidation event are not within the Company’s control. In the event of a deemed liquidation event, the proceeds from the event are distributed in accordance with liquidation preferences. The Company records the issuance of convertible preferred stock at the issuance price less related issuance costs and less any discount arising on allocation of proceeds to one or more derivative features. Immediately prior to the effective time of the Merger, all outstanding shares of Former Enliven's convertible preferred stock were converted into shares of Former Enliven's common stock, which were subsequently converted into Company Common Stock upon the closing of the Merger (see Note 11).

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

Stock-based compensation

The Company measures and records the expense related to stock-based payment awards based on the estimated grant date fair value of those awards. The Company recognizes stock-based compensation expense over the requisite service period on a straight-line basis for all stock-based awards to employees, non-employees and directors, including grants of stock options and other stock-based awards. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock awards. The Black-Scholes option pricing model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term, expected volatility of its common stock, risk-free interest rate and expected dividend yield. As the stock-based compensation is based on awards ultimately expected to vest, it is reduced by forfeitures, which the Company accounts for as they occur.

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

Income taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or the Company’s tax return. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has generated significant net losses since its inception and accordingly has not recorded a provision for income taxes.

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of March 31, 2024, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Net loss per share

Basic net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period, including pre-funded warrants to purchase shares of common stock. The weighted-average number of shares of common stock outstanding used in the basic net loss per share calculation does not include unvested restricted common stock as these shares are considered contingently issuable shares until they vest.

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as convertible preferred stock, stock options, unvested early exercised common stock and unvested restricted common stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share were the same, as any additional share equivalents would be anti-dilutive.

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

Accounting pronouncements not yet adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact of this guidance, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

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

4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of March 31, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$143,427	$143,427	$—	$—
U.S. Treasury securities	4,977	4,977	—	—
Marketable securities:
U.S. Treasury securities	171,339	171,339	—	—
Total	$319,743	$319,743	$—	$—

As of December 31, 2023	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$99,388	$99,388	$—	$—
Marketable securities:
U.S. Treasury securities	153,007	153,007	—	—
Total	$252,395	$252,395	$—	$—

CVR asset and liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its consolidated balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved, and the Company received the $10.0 million milestone payment in April 2024. As the second milestone event under this asset purchase agreement relates to the future potential commercialization of the assets, no value was attributed to this milestone as of March 31, 2024 and December 31, 2023. As of March 31, 2024 and December 31, 2023, the Company's condensed consolidated balance sheets reflected a $10.0 million CVR asset and $10.0 million CVR liability, and no CVR payments have been made under the CVR Agreement. Pursuant to the terms of the CVR Agreement, the Company has 45 days from the end of the calendar quarter in which funds are received to deliver the milestone proceeds, net of permitted deductions, if any, to the rights agent for distribution to the CVR holders.

5. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of March 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$171,392	$7	$(60)	$171,339
Total		$171,392	$7	$(60)	$171,339

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$152,866	$147	$(6)	$153,007
Total		$152,866	$147	$(6)	$153,007

6. Leases

Facility lease

In June 2020, the Company executed a sublease agreement for 6,782 square feet of office and laboratory space, which was set to expire on December 30, 2021. In March 2021, the Company amended its sublease agreement, increasing the leased space by 2,495 square feet to 9,277 square feet and monthly rent to $12,000. In April 2022, the lease term was extended to December 30, 2024. In addition, the Company’s leased space was increased to 18,170 square feet commencing in July 2022, and the rental payments were increased by an equally proportionate amount to reflect the increase in floor space. The monthly rent is subject to annual increases through the lease term. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of common area maintenance, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred. The incremental borrowing rate used to calculate the Company’s ROU assets and lease liabilities is 4%. The incremental borrowing rate was estimated based on the Company's estimated borrowing rate on a collateralized loan. As of March 31, 2024, the remaining ROU assets and lease liabilities were $0.2 million and $0.3 million, respectively. As of December 31, 2023, the remaining ROU assets and lease liabilities were $0.3 million and $0.3 million, respectively.

Under the facility sublease, the Company recognized rent expense of $81,000 and $81,000 for the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the future minimum lease payments under the facilities operating sublease were as follows (in thousands):

As of
March 31, 2024
Year ending December 31,
2024 (remaining nine months)	$256
Thereafter	—
Total future minimum lease payments	256
Less: amount representing interest	(4)
Present value of lease liabilities	252
Less: current portion of lease liabilities	(252)
Lease liabilities, non-current	$—

No impairment losses were recognized during the three months ended March 31, 2024 and 2023.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	March 31, 2024	December 31, 2023
Laboratory equipment	5	$1,191	$1,191
Computer equipment	3	242	222
Property and equipment, gross		1,433	1,413
Less: accumulated depreciation		(750)	(671)
Property and equipment, net		$683	$742

Depreciation expense was $79,000 and $67,000 for the three months ended March 31, 2024 and 2023, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	March 31, 2024	December 31, 2023
Accrued employee compensation costs	$1,808	$3,328
Accrued research and development costs	8,835	10,433
Lease liability	252	335
Accrued legal and professional fees	963	902
Other	446	364
Accrued expenses and other current liabilities	$12,304	$15,362

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2024 and December 31, 2023.

10. Common Stock

As of March 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 46,782,639 shares were issued and outstanding. As of March 31, 2024 and December 31, 2023, there were 60,830 and 86,153 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0.3 million and $0.4 million as of March 31, 2024 and December 31, 2023, respectively, of which $0.1 million and $0.1 million were recorded as long-term liabilities as of March 31, 2024 and December 31, 2023, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through March 31, 2024.

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

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on July 3, 2023. As of March 31, 2024, there have been no sales of common stock pursuant to the Sales Agreement.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants (the "Pre-Funded Warrants") to purchase 1,071,505 shares of its common stock at a price of $13.999 per Pre-Funded Warrant, resulting in aggregate gross proceeds of $90.0 million, before estimated issuance costs of $0.2 million. The Pre-Funded Warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of March 31, 2024, all of the Pre-Funded Warrants related to the Private Placement remain unexercised and outstanding.

The Pre-Funded Warrants met the permanent equity criteria classification and, therefore, were classified as a component of permanent stockholders’ equity within additional paid-in capital. The Pre-Funded Warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, the Pre-Funded Warrants do not provide any guarantee of value or return.

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	March 31, 2024	December 31, 2023
Issuance of common stock upon exercise of stock options	7,755,740	5,817,339
Issuance of common stock upon vesting of restricted stock units	95,817	78,505
Equity awards available for grant under equity plans	1,322,398	1,574,426
Shares available for issuance under the Employee Stock Purchase Plan	809,890	402,757
Total common stock reserved for future issuance	9,983,845	7,873,027

11. Preferred Stock and Convertible Preferred Stock

Preferred stock

As of March 31, 2024 and December 31, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

Convertible preferred stock

On February 23, 2023, Former Enliven completed the Merger with the Company in accordance with the Merger Agreement. Under the terms of the Merger Agreement, immediately prior to the effective time of the Merger, each share of Former Enliven’s convertible preferred stock was converted into a share of Former Enliven’s common stock. At closing of the merger, the Company issued an aggregate of 34,426,351 shares of its common stock to Former Enliven stockholders, based on an exchange ratio of approximately 0.2951 shares of the Company’s common stock for each share of Former Enliven’s common stock outstanding immediately prior to the Merger, including those shares of common stock issued upon conversion of Former Enliven's convertible preferred stock.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. Following the Reverse Stock Split effected on February 23, 2023, the number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. As of March 31, 2024, 1,322,398 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

Awards granted under the Company’s equity plans expire no later than 10 years from the date of grant. Options and restricted stock granted to employees typically vest over a four-year period but may have been granted with different vesting terms.

2020 Employee Stock Purchase Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020, the Company’s stockholders approved, the 2020 Employee Stock Purchase Plan (the “ESPP”), which became effective on March 11, 2020. The ESPP permits eligible employees who elect to participate, in six-month offering periods, to purchase shares of common stock through payroll deductions at a price equal to 85% of the fair market value of the common stock on the first or last business day of each applicable six-month offering period, whichever is lower. Purchase dates under the ESPP occur on or about June 13 and December 13 each year.

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. Following the Reverse Stock Split effected on February 23, 2023, the number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of March 31, 2024, 809,890 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company did not issue any shares under the ESPP during the three months ended March 31, 2024 and 2023. The Company had an outstanding liability of $216,000 and $53,000 at March 31, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of March 31, 2024, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2024	5,817,339	$11.90
Options granted	2,089,517	14.86
Options exercised and vested	(151,116)	2.59
Options cancelled and forfeited	—	—
Outstanding - March 31, 2024	7,755,740	$12.88

As of March 31, 2024, total compensation cost not yet recognized related to unvested stock options was $53.1 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock awards

Upon formation of Former Enliven in June 2019, Former Enliven issued approximately 3.0 million shares in restricted common stock to its founders. Additionally, between 2019 and 2020, Former Enliven issued a total of 197,262 shares of restricted stock to employees and consultants. As of March 31, 2024, total compensation cost not yet recognized for restricted stock awards was immaterial.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2024	78,505	$14.28
Granted	20,000	14.85
Vested	(2,688)	17.56
Forfeited	—	—
Unvested - March 31, 2024	95,817	$14.31

As of March 31, 2024, total compensation cost not yet recognized related to unvested RSUs was $1.3 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$2,229	$492
General and administrative	2,286	1,770
Total stock-based compensation expense	$4,515	$2,262

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

	Three Months Ended March 31,
Stock Options	2024	2023
Expected term (years)	5.7 - 6.1	5.8
Expected volatility	84%	83%
Risk-free interest rate	4.0% - 4.3%	4.1%
Expected dividend yield	—%	—%

Three Months Ended March 31,
ESPP	2024	2023
Expected term (years)	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A

13. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(22,738)	$(14,724)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	42,118,267	18,738,115
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(68,244)	(149,069)
Less: weighted-average unvested restricted shares of common stock	(4,415)	(74,402)
Weighted-average shares used to compute net loss per common share, basic and diluted	42,045,608	18,514,644
Net loss per share, basic and diluted	$(0.54)	$(0.80)

Pre-Funded Warrants to purchase 1,071,505 shares of the Company's common stock were used in the calculation of the weighted-average common shares outstanding for the three months ended March 31, 2024.

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

	As of March 31,
	2024	2023
Stock options outstanding	7,755,740	3,890,266
Unvested restricted stock awards	2,493	59,339
Unvested restricted stock units	95,817	—
ESPP shares pending issuance	21,431	—
Total	7,875,481	3,949,605

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this quarterly report on Form 10-Q.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help people with cancer not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials which we believe supports the development of our product candidates by increasing our probability of success. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule kinase inhibitors. Our team includes leading chemists who have been the primary or co-inventor of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two parallel lead product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach. We also nominated our third product candidate in the second quarter of 2023.

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock (the "Pre-Funded Warrants"), resulting in aggregate gross proceeds of $90.0 million. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $320.5 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of March 31, 2024, we had an accumulated deficit of $177.2 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $71.6 million and $37.7 million for the years ended December 31, 2023 and 2022, respectively, and $22.7 million for the three months ended March 31, 2024. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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

At the closing of the Merger, (a) each outstanding share of Former Enliven common stock (including common stock issued upon the conversion of its preferred stock) was converted into the right to receive a number of shares of our common stock (after giving effect to our 1-for-4 reverse stock split of our common stock) equal to the exchange ratio per the Merger Agreement; and (b) each then outstanding Former Enliven stock option that had not previously been exercised prior to the closing of the Merger was assumed by us. Under the exchange ratio formula in the Merger Agreement, as of immediately after the Merger, Former Enliven’s former stockholders owned approximately 84% of our outstanding shares of common stock, and our stockholders as of immediately prior to the Merger owned approximately 16% of our outstanding common stock.

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

Results of Operations

Comparison of the three months ended March 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$19,970	$11,880
General and administrative	6,017	4,538
Total operating expenses	25,987	16,418
Loss from operations	(25,987)	(16,418)
Other income (expense), net	3,249	1,694
Net loss	$(22,738)	$(14,724)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
External expenses	$14,034	$8,559
Internal expenses
Employee related expenses	5,331	2,688
Facilities, laboratory supplies and other	605	633
Total internal expenses	5,936	3,321
Total research and development expenses	$19,970	$11,880

Research and development expenses were $20.0 million for the three months ended March 31, 2024 compared to $11.9 million for the three months ended March 31, 2023, an increase of $8.1 million. This increase was primarily due to increases in external research and development costs, consisting primarily of $3.4 million in clinical trial expenses, $1.9 million in contract manufacturing expenses and $0.6 million in consulting costs, partially offset by a decrease of $0.4 million in preclinical costs, as well as increases in internal research and development costs, consisting of $1.7 million in stock-based compensation and $0.9 million in salaries and benefits.

General and Administrative Expenses

General and administrative expenses were $6.0 million for the three months ended March 31, 2024 compared to $4.5 million for the three months ended March 31, 2023, an increase of $1.5 million. The increase was primarily due to an increase of $1.8 million in stock-based compensation primarily related to higher valuations on equity grants, $0.7 million in salaries and benefits and $0.3 million in other expenses, partially offset by a decrease of $1.3 million in stock-based compensation as a result of the acceleration of stock option vesting in connection with the Merger in February 2023.

Other Income (Expense), Net

Other income was $3.2 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023. The increase was primarily related to higher interest income due to higher interest rates and higher investment balances.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Former Enliven funded its operations primarily through private placements of its convertible preferred stock for gross proceeds of $140.5 million and sale of common stock in the Financing Transaction in February 2023 for gross proceeds of $164.5 million. In March 2024, we sold common stock and Pre-Funded Warrants in the Private Placement and received aggregate gross proceeds of $90.0 million. As of March 31, 2024, we had cash, cash equivalents and marketable securities of $320.5 million.

On June 23, 2023, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3. As of March 31, 2024, there have been no sales of common stock pursuant to the Sales Agreement.

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

We expect that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this filing. Former Enliven received gross proceeds of $164.5 million from the Financing Transaction in February 2023, and we received gross proceeds of $90.0 million from the Private Placement in March 2024. We expect to continue to incur costs associated with operating as a public company. In addition, we anticipate that we will need substantial additional funding in connection with our continuing operations. We have based our projections of operating capital requirements on our current operating plan, which includes several assumptions that may prove to be incorrect, and we may use all of our available capital resources sooner than we expect.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(23,361)	$(20,844)
Net cash used in investing activities	(17,885)	(31)
Net cash provided by financing activities	90,270	237,441
Net increase in cash, cash equivalents, and restricted cash	$49,024	$216,566

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2024 was $23.4 million. This consisted primarily of a net loss of $22.7 million, net cash outflows from changes in our operating assets and liabilities of $4.6 million (primarily due to an increase in prepaids and other assets and a net decrease in accounts payable and accrued expenses and other liabilities) and non-cash amortization of premiums and discounts on marketable securities of $0.7 million, partially offset by non-cash charges for stock-based compensation of $4.5 million and other non-cash charges of $0.1 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was $17.9 million. This consisted primarily of cash used to purchase marketable securities of $56.8 million, partially offset by proceeds from maturities of marketable securities of $38.9 million.

Net cash used in investing activities during the three months ended March 31, 2023 was $31,000. This consisted primarily of cash used to purchase property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was $90.3 million. This consisted primarily of net proceeds from the sale of shares of our common stock and Pre-Funded Warrants in the Private Placement of $90.0 million and proceeds from the exercise of stock options of $0.3 million.

Net cash provided by financing activities during the three months ended March 31, 2023 was $237.4 million. This consisted primarily of net proceeds from the sale of shares of our common stock in the Financing Transaction of $162.9 million, net cash acquired in connection with the reverse recapitalization of $74.4 million, and proceeds from the exercise of stock options of $0.1 million.

Contractual Obligations and Commitments

We sublease certain office and laboratory space in Boulder, Colorado, under which the sublease was scheduled to expire in December 2021. We amended the lease in March 2021 and in April 2022 to expand its size and extend its expiration date to December 2024.

The following table summarizes our contractual obligations and commitments as of March 31, 2024 (in thousands):

	Payments Due by Period
	Total	Remainder of 2024	Thereafter
Operating lease obligations	$256	$256	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of March 31, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 14, 2024.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2024, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of March 31, 2024, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, European Medicines Agency (“EMA”) or other comparable foreign regulatory authorities.
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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001 and ELVN-002, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We received FDA clearance and activated the first site in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We have nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. We have not initiated clinical trials for any other product candidate.

In April 2024, we announced positive proof of concept data from the Phase 1 clinical trial evaluating ELVN-001 in patients with chronic myeloid leukemia (“CML”) who are relapsed, refractory, or intolerant to available tyrosine kinase inhibitors (“TKIs”). However, we have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, develop a companion diagnostic, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations principally through private placements of our preferred stock. Our net loss was $22.7 million for the three months ended March 31, 2024. As of March 31, 2024, we had an accumulated deficit of $177.2 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We received FDA clearance and activated the first site in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We have nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. We have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of ELVN-001 and ELVN-002, including the development of any combination drug products or companion diagnostics. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We received FDA clearance and activated the first site in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We have nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to it on a timely basis or at all.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trials' conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited, and we have experienced minor delays in enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML and for solid tumors with HER2 alterations, it may make it difficult for us to enroll patients in our trials for the same indications. For example, CML patient enrollment could have been and will likely be affected by the recent approval of asciminib as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Similarly, patient enrollment for our clinical trials directed to solid tumors with HER2 alterations may be impacted by competing therapeutics approved for NSCLC, MBC or CRC or for tumors with the same genetic mutation as the indications we may pursue for our product candidates, as well as clinical trials of other investigational products that may compete with our trials. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. We intend to establish clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

There are currently six BCR-ABL TKIs approved for use in CML by the FDA: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib), which are more fully described in the Business section of our Annual Report on Form 10-K filed with the SEC on March 14, 2024.

There are no approved TKIs for HER2 mutant NSCLC by the FDA. Enhertu (fam-trastuzumab deruxtecan), an antibody drug conjugate, marketed by AstraZeneca and Daiichi-Sankyo, received accelerated approval from the FDA for this patient population in August 2022. Most of the investigational TKIs for this population are all dual EGFR and HER2 inhibitors such as Spectrum’s poziotinib, Takeda’s mobocertinib, Black Diamond’s BDTX-189 and Jiangsu HengRui Medicine Co., Ltd’s pyrotinib. Pyrotinib is being investigated in a Phase 3 pivotal trial. Bayer received FDA Breakthrough Therapy designation and increased their trial's sample size to advance BAY2927088 in patients with HER2 mutant NSCLC that have progressed on a prior systemic agent with no other approved treatment. Boehringer Ingelheim initiated a pivotal study with Zongertinib (BI-1810631), a HER2-specific TKI, in newly diagnosed patients with HER2 mutant NSCLC. Other TKIs are in late-stage research for HER2 mutant NSCLC including Nuvalent’s NVL-330 and Cogent Biosciences' CGT4255.

For HER2 amplified and overexpressing tumors, such as BRC, there are several FDA-approved antibodies, antibody drug conjugates, and TKIs. For example, Genentech’s Herceptin (trastuzumab) and Perjeta (pertuzumab) are approved HER2-antibodies. Approved HER2-antibody drug conjugates include Genentech’s Kadcyla (ado-trastuzumab emtansine) and Daiichi Sankyo’s Enhertu (fam-trastuzumab deruxtecan). Approved TKIs for HER2 positive BRC include Puma’s Nerlynx (neratinib), Novartis AG’s Tykerb (lapatinib), and Seagen’s Tukysa (tucatinib). Several of these drugs are approved for other HER2-driven indications such as gastric and colorectal cancer. The competitive landscape for HER2 positive breast cancer may become more competitive as multiple novel monotherapy and combinations are presently being evaluated in early clinical trials. Roche's ZN-A-1041/RG6596 and Iambic Therapeutics’ IAM1363 are HER2 selective TKIs in early-stage development for HER2-altered cancers. Furthermore, Enhertu received accelerated approval from the FDA for HER2 positive (IHC3+) metastatic solid tumors.

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

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. From time to time, we have experienced, and may in the future experience, deviations in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, which have resulted and may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and adversely harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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
•
restrictions on the use of product candidates in the labeling approved by regulatory authorities, such as boxed warnings or contraindications in labeling, or a risk evaluation and mitigation strategy ("REMS"), if any, which may not be required of alternative treatments and competitor products;
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

Where possible, we plan to seek Breakthrough Therapy designation from the FDA, which even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

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

The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act ("FCA");
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

Additionally, we are subject to additional restrictions and requirements relating to privacy, data protection and data security in other jurisdictions outside the United States in connection with our clinical trials. For example, the collection, use, storage, disclosure, transfer (including cross-border), or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of certain personal data breaches (including to supervisory authorities and potentially affected individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data outside the European Economic Area (“EEA”) to third-party countries that have not been found to provide adequate protection to such personal data, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. Additionally, we could be subject to recently enacted UK data privacy and protection laws, regulations and standards, if we decide to enroll patients in the UK clinical trials. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. On March 25, 2022, the United States and EU announced an “agreement in principle” to replace the EU-U.S. Privacy Shield transfer framework with the Trans-Atlantic Data Privacy Framework (“TADTF”). On July 10, 2023, the European Commission adopted an adequacy decision in relation to the TADTF, since renamed the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. The EU-U.S. DPF has faced a legal challenge, and it and the UK Extension may be subject to additional legal challenges, from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will monitor the legal situation in the UK and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

We may also be subject to federal and state privacy, data protection and data security laws and regulations in the United States including, without limitation, laws that regulate personal information, including health information. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy, data protection, and data security obligations on entities handling personal information of California consumers, devices, or households. The CCPA requires covered companies to provide new disclosures to California consumers about such companies’ data collection, use and sharing practices and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA also provides consumers with a private right of action in certain data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act (“CPRA”), which significantly modified the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, became operative on January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA.

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that has taken effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that are effective in July 2024; Delaware, Iowa, New Jersey, and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana has enacted similar legislation that will take effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with the CPA and other new and evolving privacy legislation. Collectively, these reflect a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

We may in the future become subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment or employee misclassification, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. We may incur liability under our agreements with third parties, and we are not always indemnified under such agreements. We may also be exposed to increased litigation from stockholders, suppliers and other third parties due to the combination of our business and Former Enliven’s business. For example, we were involved in a legal proceeding in connection with the Merger, which required the payment of a mootness fee and was voluntarily dismissed by the plaintiff in January 2023.

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

As of March 31, 2024, we had 50 full-time employees. Of these employees, 38 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2024, we had 50 full-time employees. Of these employees, 38 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

For example, from time to time, we experience an increase in phishing and social engineering attacks from third parties in connection with the increase in remote work in recent years. As a result, we, as well as any of our CROs, clinical trial sites, manufacturers, other contractors or consultants who may be operating in remote work environments may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls designed to reduce the risk of a cyber security or data security incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees primarily working remotely. Additionally, we are migrating certain data analysis functions from outsourced providers to in-house resources, which may create additional security risks.

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

We intend to use trademarks or trade names to brand our products and our clinical trials. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. We have not registered any of our trademarks, which could adversely affect our ability to defend our trademark rights. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that incorporate variations of our trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. Any supply interruption in limited or sole sourced materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. To date, we have obtained APIs and drug product for our product candidates from certain single-source CMOs. Any performance failures by such CMOs could materially harm our business. We do not have long-term supply agreements and may not be able to secure supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. We have experienced from time to time, and in the future may experience, an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise. As a result, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of March 31, 2024, we had $320.5 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into late 2026. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million (the “Shelf Registration”). On June 23, 2023, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time through an “at-the-market” program under the Securities Act, having an aggregate offering price of up to $200.0 million through the Sales Agent. Additionally, in March 2024, we sold common stock and Pre-Funded Warrants in the Private Placement and received aggregate gross proceeds of $90.0 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and Pre-Funded Warrants to purchase 1,071,505 shares of our common stock in the Private Placement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Changes in tax laws, including changes to tax rates, tax treaties, and regulations or their interpretation, may cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise may adversely affect our business, operating results, or financial condition. For example, on December 22, 2017, the United States government enacted the TCJA, which significantly reformed the Code. The TCJA, as amended by the CARES Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs to 80% of current year taxable income and the elimination of NOL carrybacks, in each case, for NOLs arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the requirement for research and experimental (“R&E”) expenditures to be capitalized for tax years beginning after December 31, 2021, and the modification or repeal of many other business deductions and credits. In accordance with the TCJA, R&E expenditures under Code Section 174 are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses beginning in 2022. As a result, we have capitalized R&E expenditures in our current tax provision. However, recently proposed tax legislation, if enacted, would restore the ability to deduct currently domestic R&E expenditures through 2025 and would retroactively restore this benefit for 2022 and 2023.

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

As of March 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 79.0% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported on our Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On October 19, 2023, Rahul Ballal, Ph.D., a director, adopted a Rule 10b5-1 trading arrangement providing for the sale from time to time of an aggregate of up to 97,420 shares of our common stock. The trading arrangement is/was intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 16, 2026, or earlier if all transactions under the trading arrangement are completed.

During our last fiscal quarter, no officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Pre-Funded Warrant	8-K	001-39247	4.1	March 19, 2024
10.1+*	Sam Kintz Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.6	March 14, 2024
10.2+*	Helen Collins Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.7	March 14, 2024
10.3+*	Benjamin Hohl Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.8	March 14, 2024
10.4+*	Joseph Lyssikatos Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.9	March 14, 2024
10.5+*	Anish Patel Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.10	March 14, 2024
10.6+	Sam Kintz Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.11	March 14, 2024
10.7+	Helen Collins Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.12	March 14, 2024
10.8+	Benjamin Hohl Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.13	March 14, 2024
10.9+	Joseph Lyssikatos Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.14	March 14, 2024
10.10+	Anish Patel Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.15	March 14, 2024
10.11+	Outside Director Compensation Policy, as amended February 13, 2024	10-K	001-39247	10.16	March 14, 2024
10.12*	Securities Purchase Agreement, dated March 19, 2024, by and among the Company and the Purchasers named therein	8-K	001-39247	10.1	March 19, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Management contract or compensatory plan.
*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).

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

Enliven Therapeutics, Inc.

Date: May 14, 2024	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)