Form 10-Q
period 2024-06-30
Enliven Therapeutics, Inc.
filed 2024-08-13
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 1, 2024, the registrant had 47,237,207 shares of common stock, $0.001 par value per share, outstanding.

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
•
expectations regarding the impact of health epidemics or other outbreaks, such as the COVID-19 pandemic, on our business;
•
our expectations regarding the impact of instability in the banking and financial services sector and other macroeconomic trends;
•
our expectations regarding the upcoming U.S. presidential election;
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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$96,871	$100,141
Marketable securities	215,519	153,007
Restricted cash	54	54
Prepaid expenses and other current assets	5,683	2,949
Contingent value right asset	—	10,000
Total current assets	318,127	266,151
Property and equipment, net	630	742
Operating lease right-of-use assets	161	320
Deferred offering costs	563	563
Other long-term assets	7,562	4,091
Total assets	$327,043	$271,867
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,083	$532
Accrued expenses and other current liabilities	11,822	15,362
Contingent value right liability	9,200	10,000
Total current liabilities	22,105	25,894
Long-term liabilities	6	67
Total liabilities	22,111	25,961
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 47,173,466 and 41,292,027 at June 30, 2024 and December 31, 2023, respectively	47	41
Additional paid-in capital	502,160	400,172
Accumulated other comprehensive (loss) income	(139)	141
Accumulated deficit	(197,136)	(154,448)
Total stockholders’ equity	304,932	245,906
Total liabilities and stockholders' equity	$327,043	$271,867

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$18,826	$15,183	$38,796	$27,063
General and administrative	5,777	4,951	11,794	9,489
Total operating expenses	24,603	20,134	50,590	36,552
Loss from operations	(24,603)	(20,134)	(50,590)	(36,552)
Other income (expense), net
Interest income	4,086	3,413	7,336	5,107
Change in fair value of contingent value right liability	800	—	800	—
Income tax expense	(232)	—	(232)	—
Other expense	(1)	—	(2)	—
Total other income (expense), net	4,653	3,413	7,902	5,107
Net loss	(19,950)	(16,721)	(42,688)	(31,445)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(86)	(111)	(280)	(111)
Comprehensive loss	$(20,036)	$(16,832)	$(42,968)	$(31,556)
Net loss per share, basic and diluted	$(0.41)	$(0.41)	$(0.95)	$(1.05)
Weighted-average shares outstanding, basic and diluted	48,075,035	40,961,024	45,060,322	29,862,182

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

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2024	—	$—	41,292,027	$41	$400,172	$141	$(154,448)	$245,906
Exercise of common stock options	—	—	130,780	—	320	—	—	320
Vesting of restricted stock units	—	—	2,688	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	73	—	—	73
Issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs of $170	—	—	5,357,144	6	89,824	—	—	89,830
Stock-based compensation	—	—	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	—	—	(22,738)	(22,738)
Other comprehensive loss	—	—	—	—	—	(194)	—	(194)
Balance - March 31, 2024	—	$—	46,782,639	$47	$494,904	$(53)	$(177,186)	$317,712
Exercise of common stock options	—	—	357,277	—	1,859	—	—	1,859
Vesting of restricted stock units	—	—	1,749	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	68	—	—	68
Issuance of common stock under the ESPP	—	—	31,801	—	320	—	—	320
Issuance costs related to the Private Placement	—	—	—	—	(135)	—	—	(135)
Stock-based compensation	—	—	—	—	5,144	—	—	5,144
Net loss	—	—	—	—	—	—	(19,950)	(19,950)
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Balance - June 30, 2024	—	$—	47,173,466	$47	$502,160	$(139)	$(197,136)	$304,932

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(42,688)	$(31,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	157	141
Stock-based compensation	9,659	6,457
Non-cash lease expense	159	—
Amortization of premiums and discounts on marketable securities, net	(1,264)	(831)
Change in fair value of contingent value right liability	(800)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(6,087)	(5,762)
Operating lease liabilities	(166)	(2)
Accounts payable	551	304
Accrued expenses and other liabilities	(3,317)	(1,755)
Net cash used in operating activities	(43,796)	(32,893)
Cash flows from investing activities:
Maturities of marketable securities	116,079	—
Purchases of marketable securities	(177,607)	(151,430)
Receipt of contingent value right milestone payment	10,000	—
Purchases of property and equipment	(22)	(119)
Net cash used in investing activities	(51,550)	(151,549)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,061	281
Proceeds from issuance of common stock under the ESPP	320	—
Proceeds from issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs	89,695	—
Payment of deferred offering costs related to the Sales Agreement	—	(110)
Proceeds from the Financing Transaction, net of issuance costs	—	161,365
Cash acquired in connection with the reverse recapitalization	—	81,821
Payment of reverse recapitalization transaction costs	—	(8,736)
Net cash provided by financing activities	92,076	234,621
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,270)	50,179
Cash, cash equivalents and restricted cash at the beginning of the period	100,195	75,590
Cash, cash equivalents and restricted cash at the end of the period	$96,925	$125,769

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$96,871	$125,715
Restricted cash	54	54
Total cash, cash equivalents and restricted cash	$96,925	$125,769

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$149,749
Deferred offering costs related to the Sales Agreement included in accounts payable and accrued expenses and other current liabilities	$—	$414
Purchases of property and equipment included in accrued expenses and other current liabilities	$23	$—
Receivables from stock option exercises included in prepaid expenses and other current assets	$118	$—

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

Since its inception, the Company has devoted substantially all of its efforts to research and development activities, business planning, establishing and maintaining its intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. To date, the Company has funded its operations primarily through the issuance of its common and convertible preferred stock.

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and widening conflict in the Middle East, potential changes in political, regulatory, legal or economic conditions, including as a result of the upcoming U.S. presidential election, and COVID-19. The Company intends to establish clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

Liquidity considerations

In order to complete the development of the Company’s product candidates and to build the sales, marketing and distribution infrastructure that the Company believes will be necessary to commercialize its product candidates, if approved, the Company will require substantial additional capital. Until the Company can generate a sufficient amount of revenue from the commercialization of its product candidates, the Company may seek to raise any necessary additional capital through equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. While the Company has been able to raise capital to fund its operations to-date, there can be no assurance that the Company will be able to raise additional capital in the future on favorable terms, or at all. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, the Company is unable to estimate the exact amount and timing of its capital requirements. The Company does not expect to generate any meaningful revenue unless and until the Company obtains regulatory approval of and commercializes any of its product candidates, and the Company does not know when, or if, that will occur.

The Company has incurred significant losses and negative cash flows from operations since inception. As of June 30, 2024, the Company had an accumulated deficit of $197.1 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $312.4 million as of June 30, 2024 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2024 and December 31, 2023, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a sublease with the facility’s landlord. As of June 30, 2024 and December 31, 2023, $54,000 of restricted cash was reflected as current assets in the condensed consolidated balance sheets.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities, as well as restricted cash. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of June 30, 2024, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, which consist of laboratory equipment and computers, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of June 30, 2024, no impairments have been recognized in the Company’s financial statements.

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

CVR asset and liability

The Company evaluates its contracts to determine if those contracts qualify as derivatives under ASC 815, Derivatives and Hedging. For derivative financial instruments that are accounted for as assets or liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date. Any changes in fair value are recorded as other income or expense for each reporting period. Derivative instrument assets or liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is probable within the next 12 months from the balance sheet date. The Company determined that certain contingent payments under the CVR Agreement and milestone payments related to the asset sales prior to the merger qualified as derivatives under ASC 815. Upon such time that these payments are assessed a fair value, they would be recorded as a liability and asset, respectively, on the balance sheet. These values are then remeasured for future expected payout or receipt, as well as the increase in fair value due to the time value of money. These gains or losses are recognized in the consolidated statements of operations and comprehensive loss within Other income (expense), net.

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

The assumptions underlying these valuations represented the Company’s best estimates, which involved inherent uncertainties and the application of management’s judgment. As a result, if the Company had used significantly different assumptions or estimates, the fair value of its stock-based compensation expense could be materially different.

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

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of June 30, 2024, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of June 30, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$93,631	$93,631	$—	$—
U.S. Treasury securities	2,479	2,479	—	—
Marketable securities:
U.S. Treasury securities	215,519	215,519	—	—
Total	$311,629	$311,629	$—	$—

As of December 31, 2023	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$99,388	$99,388	$—	$—
Marketable securities:
U.S. Treasury securities	153,007	153,007	—	—
Total	$252,395	$252,395	$—	$—

CVR asset and liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its consolidated balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved, and the Company received the $10.0 million milestone payment in April 2024. As the second milestone event under this asset purchase agreement relates to the future potential commercialization of the assets, no value was attributed to this milestone as of June 30, 2024 and December 31, 2023. Pursuant to the terms of the CVR Agreement, the Company has 45 days from the end of the calendar quarter in which funds are received to deliver the milestone proceeds, net of permitted deductions, to the rights agent for distribution to the CVR holders. The Company assessed the permitted deductions under the terms of the CVR Agreement and concluded that such permitted deductions amounted to $0.8 million as of June 30, 2024, and accordingly, the CVR liability was revalued to the net amount of $9.2 million as of such date. On August 9, 2024, after deducting incremental costs incurred subsequent to June 30, 2024, the Company paid $9.1 million to the rights agent for distribution to the CVR holders.

The following table is a reconciliation of the CVR liability (in thousands):

Balance at December 31, 2023	$10,000
Change in fair value upon remeasurement	(800)
Balance at June 30, 2024	$9,200

5. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of June 30, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$215,658	$—	$(139)	$215,519
Total		$215,658	$—	$(139)	$215,519

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$152,866	$147	$(6)	$153,007
Total		$152,866	$147	$(6)	$153,007

6. Leases

Facility lease

In June 2020, the Company executed a sublease agreement for 6,782 square feet of office and laboratory space, which was set to expire on December 30, 2021. In March 2021, the Company amended its sublease agreement, increasing the leased space by 2,495 square feet to 9,277 square feet and monthly rent to $12,000. In April 2022, the lease term was extended to December 30, 2024. In addition, the Company’s leased space was increased to 18,170 square feet commencing in July 2022, and the rental payments were increased by an equally proportionate amount to reflect the increase in floor space. The monthly rent is subject to annual increases through the lease term. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of common area maintenance, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred. The incremental borrowing rate used to calculate the Company’s ROU assets and lease liabilities is 4%. The incremental borrowing rate was estimated based on the Company's estimated borrowing rate on a collateralized loan. As of June 30, 2024, the remaining ROU assets and lease liabilities were $0.2 million and $0.2 million, respectively. As of December 31, 2023, the remaining ROU assets and lease liabilities were $0.3 million and $0.3 million, respectively.

Under the facility sublease, the Company recognized rent expense of $81,000 and $82,000 for the three months ended June 30, 2024 and 2023, respectively, and $163,000 and $163,000 for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the future minimum lease payments under the facilities operating sublease were as follows (in thousands):

As of
June 30, 2024
Year ending December 31,
2024 (remaining six months)	$170
Thereafter	—
Total future minimum lease payments	170
Less: amount representing interest	(1)
Present value of lease liabilities	169
Less: current portion of lease liabilities	(169)
Lease liabilities, non-current	$—

No impairment losses were recognized during the three and six months ended June 30, 2024 and 2023.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	June 30, 2024	December 31, 2023
Laboratory equipment	5	$1,193	$1,191
Computer equipment	3	265	222
Property and equipment, gross		1,458	1,413
Less: accumulated depreciation		(828)	(671)
Property and equipment, net		$630	$742

Depreciation expense was $79,000 and $74,000 for the three months ended June 30, 2024 and 2023, respectively, and $157,000 and $141,000 for the six months ended June 30, 2024 and 2023, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	June 30, 2024	December 31, 2023
Accrued employee compensation costs	$2,079	$3,328
Accrued research and development costs	8,285	10,433
Lease liability	169	335
Accrued legal and professional fees	766	902
Accrued income taxes	232	—
Other	291	364
Accrued expenses and other current liabilities	$11,822	$15,362

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2024 and December 31, 2023.

10. Common Stock

As of June 30, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 47,173,466 shares were issued and outstanding. As of June 30, 2024 and December 31, 2023, there were 42,851 and 86,153 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0.2 million and $0.4 million as of June 30, 2024 and December 31, 2023, respectively, of which approximately $0 and $0.1 million were recorded as long-term liabilities as of June 30, 2024 and December 31, 2023, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through June 30, 2024.

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

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on July 3, 2023. As of June 30, 2024, there have been no sales of common stock pursuant to the Sales Agreement.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants (the "Pre-Funded Warrants") to purchase 1,071,505 shares of its common stock at a price of $13.999 per Pre-Funded Warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The Pre-Funded Warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of June 30, 2024, all of the Pre-Funded Warrants related to the Private Placement remain unexercised and outstanding.

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

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	June 30, 2024	December 31, 2023
Issuance of common stock upon exercise of stock options	7,464,751	5,817,339
Issuance of common stock upon vesting of restricted stock units	94,068	78,505
Equity awards available for grant under equity plans	4,140,001	1,574,426
Shares available for issuance under the Employee Stock Purchase Plan	778,089	402,757
Total common stock reserved for future issuance	12,476,909	7,873,027

11. Preferred Stock and Convertible Preferred Stock

Preferred stock

As of June 30, 2024 and December 31, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. Following the Reverse Stock Split effected on February 23, 2023, the number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of June 30, 2024, 4,140,001 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. Following the Reverse Stock Split effected on February 23, 2023, the number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of June 30, 2024, 778,089 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company issued 31,801 and 0 shares under the ESPP during the six months ended June 30, 2024 and 2023, respectively. The Company had an outstanding liability of $67,000 and $53,000 at June 30, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of June 30, 2024, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2024	5,817,339	$11.90
Options granted	2,178,094	15.04
Options exercised and vested	(524,502)	4.42
Options cancelled and forfeited	(6,180)	18.60
Outstanding - June 30, 2024	7,464,751	$13.34

As of June 30, 2024, total compensation cost not yet recognized related to unvested stock options was $49.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock awards

Upon formation of Former Enliven in June 2019, Former Enliven issued approximately 3.0 million shares in restricted common stock to its founders. Additionally, between 2019 and 2020, Former Enliven issued a total of 197,262 shares of restricted stock to employees and consultants. As of June 30, 2024, total compensation cost not yet recognized for restricted stock awards was immaterial.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2024	78,505	$14.28
Granted	20,000	14.85
Vested	(4,437)	18.82
Forfeited	—	—
Unvested - June 30, 2024	94,068	$14.19

As of June 30, 2024, total compensation cost not yet recognized related to unvested RSUs was $1.2 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$2,528	$2,210	$4,757	$2,702
General and administrative	2,616	1,985	4,902	3,755
Total stock-based compensation expense	$5,144	$4,195	$9,659	$6,457

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

Six Months Ended June 30,
Stock Options	2024	2023
Expected term (years)	5.7 - 6.1	5.8 - 6.0
Expected volatility	82% - 84%	83% - 84%
Risk-free interest rate	4.0% - 4.6%	3.3% - 4.1%
Expected dividend yield	—%	—%

	Six Months Ended June 30,
ESPP	2024	2023
Expected term (years)	0.5	N/A
Expected volatility	75%	N/A
Risk-free interest rate	5.4%	N/A
Expected dividend yield	—%	N/A

13. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(19,950)	$(16,721)	$(42,688)	$(31,445)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	48,125,940	41,131,134	45,122,104	30,058,872
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(49,371)	(128,384)	(58,807)	(138,716)
Less: weighted-average unvested restricted shares of common stock	(1,534)	(41,726)	(2,975)	(57,974)
Weighted-average shares used to compute net loss per common share, basic and diluted	48,075,035	40,961,024	45,060,322	29,862,182
Net loss per share, basic and diluted	$(0.41)	$(0.41)	$(0.95)	$(1.05)

Pre-Funded Warrants to purchase 1,071,505 shares of the Company's common stock were used in the calculation of the weighted-average common shares outstanding for the three and six months ended June 30, 2024.

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

	As of June 30,
	2024	2023
Stock options outstanding	7,464,751	5,722,333
Unvested restricted stock awards	623	26,729
Unvested restricted stock units	94,068	23,000
ESPP shares pending issuance	3,637	—
Total	7,563,079	5,772,062

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help people with cancer not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials which we believe supports the development of our product candidates by increasing our probability of success. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule kinase inhibitors. Our team includes leading chemists who have been the primary or co-inventor of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two parallel lead product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach, including a program for which we previously nominated a development candidate and completed IND-enabling studies for that candidate.

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock (the "Pre-Funded Warrants"), resulting in aggregate gross proceeds of $90.0 million. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $312.4 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of June 30, 2024, we had an accumulated deficit of $197.1 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $71.6 million and $37.7 million for the years ended December 31, 2023 and 2022, respectively, and $42.7 million for the six months ended June 30, 2024. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine and Israel-Hamas conflicts, COVID-19 and the upcoming U.S. presidential election, so that we may be prepared to react to new developments as they arise.

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
•
our ability to acquire drug supply for any products, the cost of such drug supply, and any delays in connection with obtaining such drug supply;
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
•
the impact of any supply chain disruptions resulting from macroeconomic or geopolitical situations, including the COVID-19 pandemic, the Russia-Ukraine and Israel-Hamas conflicts and the upcoming U.S. presidential election; and
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities, as well as gains and losses related to the change in fair value of the contingent value right liability and income tax expense.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$18,826	$15,183
General and administrative	5,777	4,951
Total operating expenses	24,603	20,134
Loss from operations	(24,603)	(20,134)
Other income (expense), net	4,653	3,413
Net loss	$(19,950)	$(16,721)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2024	2023
	(in thousands)
External expenses	$12,904	$9,792
Internal expenses
Employee related expenses	5,345	4,773
Facilities, laboratory supplies and other	577	618
Total internal expenses	5,922	5,391
Total research and development expenses	$18,826	$15,183

Research and development expenses were $18.8 million for the three months ended June 30, 2024 compared to $15.2 million for the three months ended June 30, 2023, an increase of $3.6 million. The increase was primarily due to increases in external research and development costs, consisting primarily of $2.1 million in clinical trial expenses, $0.8 million in contract manufacturing expenses and $0.6 million in consulting costs, partially offset by a decrease of $0.4 million in preclinical costs, as well as increases in internal research and development costs, consisting of $0.3 million in stock-based compensation and $0.2 million in salaries and benefits.

General and Administrative Expenses

General and administrative expenses were $5.8 million for the three months ended June 30, 2024 compared to $5.0 million for the three months ended June 30, 2023, an increase of $0.8 million. The increase was primarily due to an increase of $0.6 million in stock-based compensation primarily related to higher valuations on equity grants and $0.5 million in salaries and benefits, partially offset by a decrease of $0.3 million in other expenses.

Other Income (Expense), Net

Other income was $4.7 million for the three months ended June 30, 2024 compared to $3.4 million for the three months ended June 30, 2023, an increase of $1.3 million. The increase was primarily related to a gain of $0.8 million related to the change in fair value of the contingent value right liability upon remeasurement in June 2024 and higher interest income of $0.7 million due to higher interest rates and higher investment balances, partially offset by the accrual of income taxes payable of $0.2 million related to the contingent value right milestone payment.

Results of Operations

Comparison of the six months ended June 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$38,796	$27,063
General and administrative	11,794	9,489
Total operating expenses	50,590	36,552
Loss from operations	(50,590)	(36,552)
Other income (expense), net	7,902	5,107
Net loss	$(42,688)	$(31,445)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
External expenses	$26,938	$18,351
Internal expenses
Employee related expenses	10,676	7,461
Facilities, laboratory supplies and other	1,182	1,251
Total internal expenses	11,858	8,712
Total research and development expenses	$38,796	$27,063

Research and development expenses were $38.8 million for the six months ended June 30, 2024 compared to $27.1 million for the six months ended June 30, 2023, an increase of $11.7 million. The increase was primarily due to increases in external research and development costs, consisting primarily of $5.5 million in clinical trial expenses, $2.6 million in contract manufacturing expenses and $1.2 million in consulting costs, partially offset by a decrease of $0.8 million in preclinical costs, as well as increases in internal research and development costs, consisting of $2.0 million in stock-based compensation and $1.2 million in salaries and benefits.

General and Administrative Expenses

General and administrative expenses were $11.8 million for the six months ended June 30, 2024 compared to $9.5 million for the six months ended June 30, 2023, an increase of $2.3 million. The increase was primarily due to an increase of $2.4 million in stock-based compensation primarily related to higher valuations on equity grants and $1.2 million in salaries and benefits, partially offset by a decrease of $1.3 million in stock-based compensation as a result of the acceleration of stock option vesting in connection with the Merger in February 2023.

Other Income (Expense), Net

Other income was $7.9 million for the six months ended June 30, 2024 compared to $5.1 million for the six months ended June 30, 2023, an increase of $2.8 million. The increase was primarily related to higher interest income of $2.2 million due to higher interest rates and higher investment balances and a gain of $0.8 million related to the change in fair value of the contingent value right liability upon remeasurement in June 2024, partially offset by the accrual of income taxes payable of $0.2 million related to the contingent value right milestone payment.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Former Enliven funded its operations primarily through private placements of its convertible preferred stock for gross proceeds of $140.5 million and sale of common stock in the Financing Transaction in February 2023 for gross proceeds of $164.5 million. In March 2024, we sold common stock and Pre-Funded Warrants in the Private Placement and received aggregate gross proceeds of $90.0 million. As of June 30, 2024, we had cash, cash equivalents and marketable securities of $312.4 million.

On June 23, 2023, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3. As of June 30, 2024, there have been no sales of common stock pursuant to the Sales Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(43,796)	$(32,893)
Net cash used in investing activities	(51,550)	(151,549)
Net cash provided by financing activities	92,076	234,621
Net (decrease) increase in cash, cash equivalents and restricted cash	$(3,270)	$50,179

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2024 was $43.8 million. This consisted primarily of a net loss of $42.7 million, net cash outflows from changes in our operating assets and liabilities of $9.0 million (primarily due to an increase in prepaids and other assets and a net decrease in accounts payable and accrued expenses and other liabilities), non-cash amortization of premiums and discounts on marketable securities of $1.3 million and non-cash change in the fair value of the contingent value right liability of $0.8 million, partially offset by non-cash charges for stock-based compensation of $9.7 million and other non-cash charges of $0.3 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2024 was $51.6 million. This consisted primarily of cash used to purchase marketable securities of $177.6 million, partially offset by proceeds from maturities of marketable securities of $116.1 million and receipt of the contingent value right milestone payment of $10.0 million.

Net cash used in investing activities during the six months ended June 30, 2023 was $151.5 million. This consisted primarily of cash used to purchase marketable securities.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was $92.1 million. This consisted primarily of net proceeds from the sale of shares of our common stock and Pre-Funded Warrants in the Private Placement of $89.7 million, proceeds from the exercise of stock options of $2.1 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.3 million.

Net cash provided by financing activities during the six months ended June 30, 2023 was $234.6 million. This consisted primarily of net proceeds from the sale of shares of our common stock in the Financing Transaction of $161.4 million and net cash acquired in connection with the reverse recapitalization of $73.1 million.

Contractual Obligations and Commitments

We sublease certain office and laboratory space in Boulder, Colorado, under which the sublease was scheduled to expire in December 2021. We amended the lease in March 2021 and in April 2022 to expand its size and extend its expiration date to December 2024.

The following table summarizes our contractual obligations and commitments as of June 30, 2024 (in thousands):

	Payments Due by Period
	Total	Remainder of 2024	Thereafter
Operating lease obligations	$170	$170	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of June 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 14, 2024.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2024, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of June 30, 2024, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001 and ELVN-002, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We received FDA clearance and activated the first site in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We previously nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. We have not initiated clinical trials for any other product candidate.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations principally through private placements of our preferred stock. Our net loss was $42.7 million for the six months ended June 30, 2024. As of June 30, 2024, we had an accumulated deficit of $197.1 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Any changes in the manufacturing process, suppliers, or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy. When we pursue alternative tablet formulations or other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

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

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We received FDA clearance and activated the first site in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We previously nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. We have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of ELVN-001 and ELVN-002, including the development of any combination drug products or companion diagnostics. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

The success of ELVN-001, ELVN-002 and other product candidates we may develop will depend on many factors, including the following:

•
successful and timely initiation and completion of preclinical studies and clinical trials, including generating sufficient data to support the initiation or continuation of preclinical studies and clinical trials, including data that demonstrates improved efficacy, safety, and patient convenience compared to our competitors’ products;
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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. Recently, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. The FDA or a comparable regulatory authority may require approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate. We and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests ("LDTs") and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In April 2024, the FDA issued a final rule that amends the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and phases out its enforcement discretion for LDTs. These future issuances from the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in a Phase 1 clinical trial in adults with solid tumors with HER2 alterations. We received FDA clearance and activated the first site in the first quarter of 2024 for an additional Phase 1 trial evaluating ELVN-002 in combination with trastuzumab with and without chemotherapy in MBC and CRC with overexpressed or amplified HER2. We previously nominated a development candidate for our third program and have completed IND-enabling studies for that product candidate. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to it on a timely basis or at all.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trials' conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited, and we have experienced minor delays in enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML and for solid tumors with HER2 alterations, it may make it difficult for us to enroll patients in our trials for the same indications. For example, CML patient enrollment could have been and will likely be affected by the approval of Scemblix (asciminib) as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Similarly, patient enrollment for our clinical trials directed to solid tumors with HER2 alterations may be impacted by competing therapeutics approved for non-small cell lung cancer ("NSCLC"), metastatic breast cancer ("MBC") or colorectal cancer ("CRC"), or for tumors with the same genetic mutation as the indications we may pursue for our product candidates, as well as clinical trials of other investigational products that may compete with our trials. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate.

In our ELVN-002 program, we utilize genomic profiling of patients’ tumors to identify suitable patients for recruitment into our clinical trials. We cannot be certain (1) how many patients will have the requisite alterations for inclusion in our clinical trials, or (2) whether each specific BCR-ABL or HER2 mutation will be included in the approved drug label. For each of our programs, we cannot be certain that the number of patients enrolled in each program will suffice for regulatory approval. If our strategies for patient identification and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

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

There are no approved TKIs for HER2 mutant NSCLC by the FDA. Enhertu (fam-trastuzumab deruxtecan), an antibody drug conjugate, marketed by AstraZeneca and Daiichi-Sankyo, received accelerated approval from the FDA for this patient population in August 2022. Jiangsu HengRui Medicine Co’s pyrotinib is a dual EGFR and HER2 TKI under investigation for patients with HER2 mutant NSCLC and MBC. Boehringer Ingelheim initiated a pivotal study with Zongertinib (BI-1810631), a HER2 selective TKI, in newly diagnosed patients with HER2 mutant NSCLC. Bayer received FDA Breakthrough Therapy designation and increased their trial's sample size to advance BAY2927088 in patients with HER2 mutant NSCLC that have progressed on a prior systemic agent with no other approved treatment. Nuvalent’s NVL-330 initiated a Phase 1 study in patients with HER2 mutant NSCLC. Cogent Biosciences' CGT4255 TKI is in late-stage research for HER2 mutant NSCLC.

For HER2 amplified and overexpressing tumors, such as BRC, there are several FDA-approved antibodies, antibody drug conjugates, and TKIs. For example, Genentech’s Herceptin (trastuzumab) and Perjeta (pertuzumab) are approved HER2-antibodies. Approved HER2-antibody drug conjugates include Genentech’s Kadcyla (ado-trastuzumab emtansine) and Daiichi Sankyo’s Enhertu (fam-trastuzumab deruxtecan). Approved TKIs for HER2 positive BRC include Puma’s Nerlynx (neratinib), Novartis AG’s Tykerb (lapatinib), and Seagen’s Tukysa (tucatinib). Several of these drugs are approved for other HER2-driven indications such as gastric and colorectal cancer. The competitive landscape for HER2 positive breast cancer may become more competitive as multiple novel monotherapy and combinations are presently being evaluated in early clinical trials. Boehringer Ingelheim’s zongertinib, Roche's ZN-A-1041/RG6596 and Iambic Therapeutics’ IAM1363 are HER2 selective TKIs in early-stage development for HER2-altered cancers. Furthermore, Enhertu received accelerated approval from the FDA for HER2 positive (IHC3+) unresectable or metastatic solid tumors.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we plan to change the formulation of our ELVN-002 drug to a tablet form, and this could increase our costs and/or delay regulatory approval. Such changes carry the risk that they will not achieve these intended objectives.

Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue. When we pursue alternative tablet formulations or other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

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

We currently conduct our clinical trial for ELVN-001 in the United States, Australia, France, Germany, South Korea, Canada and Spain. In the future, we may conduct clinical trials for ELVN-001 in other countries, including but not limited to Japan, China, Poland, Italy, Belgium, Netherlands, Hungary and Israel. We are conducting our clinical trial for ELVN-002 in the United States, Spain, France, Italy, Australia, Taiwan and South Korea. In the future, we may also conduct clinical trials for ELVN-002 in other countries. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, and we may face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data. For example, the FDA has declined to approve other applications that contained primarily China-generated clinical data. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If we are unable to obtain or utilize appropriate study data for any reason, including any failure or refusal to accept study data by the FDA, EMA or any applicable foreign regulatory authority, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future litigation against the HHS or CMS, including those in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the upcoming U.S. presidential election.

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

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that has taken effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that takes, or has taken effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will take effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with the CPA and other new and evolving privacy legislation. Collectively, these reflect a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

The number and scope of obligations related to privacy, data protection and data security are changing, subject to differing applications and interpretations, and may be inconsistent between jurisdictions or in conflict with each other. As a result, compliance with United States and foreign privacy, data protection, and data security laws and regulations could require us to take on more onerous obligations in our contracts, restrict our ability to collect, retain, store, use, share, disclose, transfer, disseminate, and otherwise process data, or in some cases, impact our ability to operate in certain jurisdictions. Although we endeavor to comply with our published policies, other documentation, and all applicable privacy and security laws and regulations, we may at times fail to do so or may be perceived to have failed to do so. Any actual or alleged failure to comply with such obligations could result in governmental investigations, proceedings, and enforcement actions (which could include civil or criminal fines or penalties), private litigation or adverse publicity, harm to our reputation, and could negatively affect our operating results and business. Moreover, clinical trial subjects about whom we or our potential collaborators obtain information, as well as the providers who share this information with us, may contractually limit our ability to use and disclose the information or impose other obligations or restrictions in connection with our use, retention, and other processing of information, and we may otherwise face contractual restrictions applicable to our use, retention, and other processing of information. Claims that we have violated individuals’ privacy rights, failed to comply with data protection laws, or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international or domestic sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, United States export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by United States sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, including changes that may result from a change in administration from the upcoming U.S. presidential election, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our sublease for our corporate headquarters expires on December 30, 2024, and, if we are unable to enter into a new lease agreement for the same premises, we may have to relocate. Such relocation, including our obligation to decontaminate our facility, may delay our product development, expose us to additional liabilities, and increase our costs.

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

As of June 30, 2024, we had 52 full-time employees. Of these employees, 41 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2024, we had 52 full-time employees. Of these employees, 41 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including as a result of the upcoming U.S. presidential election;
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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, trade policies, including any changes as a result of any change in administration due to the upcoming U.S. presidential election, treaties and tariffs.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, including changes arising as a result of any change in administration due to the upcoming U.S. presidential election with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. In addition, various U.S. regulators and legislators have advanced proposals that would limit the exchange of data with commercial counterparties in certain nations, including China, ranging from personal health information to clinical trial data to information related to drug development, and regulators in other countries have considered similar restrictions on the outflow of such data. Further, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of any change in administration from the upcoming U.S. presidential election. We may also face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data within particular jurisdictions, or originally obtained from particular jurisdictions, including China. If we are unable to obtain or use services from existing service providers, to obtain or use any necessary inputs (e.g., data), or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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
•
geo-political developments, general market or macroeconomic conditions including inflation, interest rates and the upcoming U.S. presidential election;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the Russia-Ukraine and Israel-Hamas conflicts, geopolitical events, the upcoming U.S presidential election, or otherwise could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis or at all, we would be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of June 30, 2024, we had $312.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into late 2026. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

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

We have incurred and will continue to incur significant legal, accounting and other expenses as a public company, including costs associated with public company reporting obligations under the Exchange Act. Our executive officers and other personnel have devoted and will continue to devote substantial time to gaining expertise related to public company reporting requirements and compliance with applicable laws and regulations to ensure that we comply with all of these requirements. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on the board of directors or on board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

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

In general, our ability to use our NOLs and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs and tax credit carryforwards. For U.S. federal income tax purposes, under the Tax Cuts and Jobs Act of 2017 ("TCJA"), as amended by the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs is limited to 80% of current year taxable income. It is uncertain whether and to what extent various states will conform to the federal tax laws. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state income taxes owed. For example, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our California NOLs, even if we attain profitability.

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

As of June 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 74.0% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	The Company’s Restated Certificate of Incorporation, as amended June 18, 2024				Filed herewith
10.1+	Amended and Restated 2020 Equity Incentive Plan	8-K	001-39247	10.1	June 18, 2024
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Management contract or compensatory plan.
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

Enliven Therapeutics, Inc.

Date: August 13, 2024	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2024	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)