Form 10-Q
period 2024-09-30
Enliven Therapeutics, Inc.
filed 2024-11-13
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 48,859,166 shares of common stock, $0.001 par value per share, outstanding.

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
•
our manufacturing, commercialization, and marketing capabilities and strategy, including transitioning the manufacturing of our product candidates to additional countries, including countries in Europe;
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
•
expectations regarding the impact of public health emergencies, health epidemics (including COVID-19) or other outbreaks on our business;
•
our expectations regarding the impact of instability in the banking and financial services sector and other macroeconomic trends;
•
our expectations regarding the new presidential administration;

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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$100,621	$100,141
Marketable securities	191,213	153,007
Restricted cash	54	54
Prepaid expenses and other current assets	5,109	2,949
Contingent value right asset	—	10,000
Total current assets	296,997	266,151
Property and equipment, net	549	742
Operating lease right-of-use assets	81	320
Deferred offering costs	563	563
Other long-term assets	7,240	4,091
Total assets	$305,430	$271,867
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,019	$532
Accrued expenses and other current liabilities	16,008	15,362
Contingent value right liability	—	10,000
Total current liabilities	17,027	25,894
Long-term liabilities	—	67
Total liabilities	17,027	25,961
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 47,254,280 and 41,292,027 at September 30, 2024 and December 31, 2023, respectively	47	41
Additional paid-in capital	508,406	400,172
Accumulated other comprehensive income	242	141
Accumulated deficit	(220,292)	(154,448)
Total stockholders’ equity	288,403	245,906
Total liabilities and stockholders' equity	$305,430	$271,867

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$21,258	$19,606	$60,054	$46,669
General and administrative	5,810	4,642	17,604	14,131
Total operating expenses	27,068	24,248	77,658	60,800
Loss from operations	(27,068)	(24,248)	(77,658)	(60,800)
Other income (expense), net
Interest income	3,839	3,492	11,175	8,599
Change in fair value of contingent value right liability	73	—	873	—
Income tax expense	—	—	(232)	—
Other expense	—	(13)	(2)	(13)
Total other income (expense), net	3,912	3,479	11,814	8,586
Net loss	(23,156)	(20,769)	(65,844)	(52,214)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	381	(36)	101	(147)
Comprehensive loss	$(22,775)	$(20,805)	$(65,743)	$(52,361)
Net loss per share, basic and diluted	$(0.48)	$(0.51)	$(1.43)	$(1.55)
Weighted-average shares outstanding, basic and diluted	48,267,458	41,030,874	46,137,170	33,665,067

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

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2024	—	$—	41,292,027	$41	$400,172	$141	$(154,448)	$245,906
Exercise of common stock options	—	—	130,780	—	320	—	—	320
Vesting of restricted stock units	—	—	2,688	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	73	—	—	73
Issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs of $170	—	—	5,357,144	6	89,824	—	—	89,830
Stock-based compensation	—	—	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	—	—	(22,738)	(22,738)
Other comprehensive loss	—	—	—	—	—	(194)	—	(194)
Balance - March 31, 2024	—	$—	46,782,639	$47	$494,904	$(53)	$(177,186)	$317,712
Exercise of common stock options	—	—	357,277	—	1,859	—	—	1,859
Vesting of restricted stock units	—	—	1,749	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	68	—	—	68
Issuance of common stock under the Employee Stock Purchase Plan	—	—	31,801	—	320	—	—	320
Issuance costs related to the Private Placement	—	—	—	—	(135)	—	—	(135)
Stock-based compensation	—	—	—	—	5,144	—	—	5,144
Net loss	—	—	—	—	—	—	(19,950)	(19,950)
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Balance - June 30, 2024	—	$—	47,173,466	$47	$502,160	$(139)	$(197,136)	$304,932
Exercise of common stock options	—	—	79,063	—	1,004	—	—	1,004
Vesting of restricted stock units	—	—	1,751	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	66	—	—	66
Stock-based compensation	—	—	—	—	5,176	—	—	5,176
Net loss	—	—	—	—	—	—	(23,156)	(23,156)
Other comprehensive income	—	—	—	—	—	381	—	381
Balance - September 30, 2024	—	$—	47,254,280	$47	$508,406	$242	$(220,292)	$288,403

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(65,844)	$(52,214)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	237	219
Stock-based compensation	14,835	9,858
Non-cash lease expense	239	228
Amortization of premiums and discounts on marketable securities, net	(552)	(2,815)
Change in fair value of contingent value right liability	(873)	—
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(5,304)	(5,425)
Operating lease liabilities	(250)	(231)
Accounts payable	487	(1,289)
Accrued expenses and other liabilities	1,036	2,882
Net cash used in operating activities	(55,989)	(48,787)
Cash flows from investing activities:
Maturities of marketable securities	196,672	40,000
Purchases of marketable securities	(234,225)	(226,963)
Receipt of contingent value right milestone	10,000	—
Payment of contingent value right milestone, net of permitted deductions	(9,127)	—
Purchases of property and equipment	(44)	(135)
Net cash used in investing activities	(36,724)	(187,098)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,178	309
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	320	—
Proceeds from issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs	89,695	—
Payment of deferred offering costs related to the Sales Agreement	—	(563)
Proceeds from the Financing Transaction, net of issuance costs	—	161,365
Cash acquired in connection with the reverse recapitalization	—	81,821
Payment of reverse recapitalization transaction costs	—	(8,736)
Net cash provided by financing activities	93,193	234,196
Net increase (decrease) in cash, cash equivalents and restricted cash	480	(1,689)
Cash, cash equivalents and restricted cash at the beginning of the period	100,195	75,590
Cash, cash equivalents and restricted cash at the end of the period	$100,675	$73,901

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$100,621	$73,847
Restricted cash	54	54
Total cash, cash equivalents and restricted cash	$100,675	$73,901

Supplemental disclosure of cash flow information:
Income taxes paid related to the contingent value right milestone	$232	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$149,749
Receivables from stock option exercises included in prepaid expenses and other current assets	$5	$56

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and widening conflict in the Middle East, and potential changes in political, regulatory, legal or economic conditions, including as a result of the new presidential administration, and public health emergencies/epidemics. The Company intends to establish clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of September 30, 2024, the Company had an accumulated deficit of $220.3 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $291.8 million as of September 30, 2024 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in conformity with U.S. GAAP, for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2023 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 14, 2024. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2024 and December 31, 2023, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a sublease with the facility’s landlord. As of September 30, 2024 and December 31, 2023, $54,000 of restricted cash was reflected as current assets in the condensed consolidated balance sheets.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities, as well as restricted cash. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of September 30, 2024, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, which consist of laboratory equipment and computers, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of September 30, 2024, no impairments have been recognized in the Company’s financial statements.

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

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of September 30, 2024, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of September 30, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$99,858	$99,858	$—	$—
Marketable securities:
U.S. Treasury securities	191,213	191,213	—	—
Total	$291,071	$291,071	$—	$—

As of December 31, 2023	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$99,388	$99,388	$—	$—
Marketable securities:
U.S. Treasury securities	153,007	153,007	—	—
Total	$252,395	$252,395	$—	$—

CVR asset and liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its consolidated balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved, and the Company received the $10.0 million milestone payment in April 2024. As the second milestone event under this asset purchase agreement relates to the future potential commercialization of the assets, no value was attributed to this milestone as of September 30, 2024 and December 31, 2023. Pursuant to the terms of the CVR Agreement, the Company has 45 days from the end of the calendar quarter in which funds are received to deliver the milestone proceeds, net of permitted deductions, to the rights agent for distribution to the CVR holders. The Company assessed the permitted deductions under the terms of the CVR Agreement and concluded that such permitted deductions amounted to $0.9 million, and accordingly, the CVR liability was revalued to the net amount of $9.1 million. On August 9, 2024, the Company paid $9.1 million to the rights agent for distribution to the CVR holders.

The following table is a reconciliation of the CVR liability (in thousands):

Balance at December 31, 2023	$10,000
Change in fair value upon remeasurement	(873)
Payment of CVR milestone, net of permitted deductions	(9,127)
Balance at September 30, 2024	$—

5. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of September 30, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$190,971	$243	$(1)	$191,213
Total		$190,971	$243	$(1)	$191,213

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$152,866	$147	$(6)	$153,007
Total		$152,866	$147	$(6)	$153,007

6. Leases

Facility lease

In June 2020, the Company executed a sublease agreement for 6,782 square feet of office and laboratory space, which was set to expire on December 30, 2021. In March 2021, the Company amended its sublease agreement, increasing the leased space by 2,495 square feet to 9,277 square feet and monthly rent to $12,000. In April 2022, the lease term was extended to December 31, 2024. In addition, the Company’s leased space was increased to 18,170 square feet commencing in July 2022, and the rental payments were increased by an equally proportionate amount to reflect the increase in floor space. The monthly rent is subject to annual increases through the lease term. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of common area maintenance, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred. The incremental borrowing rate used to calculate the Company’s ROU assets and lease liabilities is 4%. The incremental borrowing rate was estimated based on the Company's estimated borrowing rate on a collateralized loan. As of September 30, 2024, the remaining ROU assets and lease liabilities were $0.1 million and $0.1 million, respectively. As of December 31, 2023, the remaining ROU assets and lease liabilities were $0.3 million and $0.3 million, respectively.

Under the facility sublease, the Company recognized rent expense of $81,000 and $81,000 for the three months ended September 30, 2024 and 2023, respectively, and $244,000 and $244,000 for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the future minimum lease payments under the facilities operating sublease were as follows (in thousands):

As of
September 30, 2024
Year ending December 31,
2024 (remaining three months)	$85
Thereafter	—
Total future minimum lease payments	85
Less: amount representing interest	—
Present value of lease liabilities	85
Less: current portion of lease liabilities	(85)
Lease liabilities, non-current	$—

In September 2024, the Company entered into a non-cancellable operating lease (the "Lease") with Crestview, LLC. Under the terms of the Lease, the Company will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. Upon commencement, the Lease will replace the Company's existing sublease for more space in the same location. There were no modifications to the Company's existing sublease as a result of executing the Lease. The monthly base rent upon commencement will be $33,000, with a 50% rent abatement for the first month’s rent, and the monthly base rent will increase 3.5% annually thereafter. The Company will record the ROU asset and lease liability related to the Lease upon commencement in January 2025.

No impairment losses were recognized during the three and nine months ended September 30, 2024 and 2023.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	September 30, 2024	December 31, 2023
Laboratory equipment	5	$1,193	$1,191
Computer equipment	3	264	222
Property and equipment, gross		1,457	1,413
Less: accumulated depreciation		(908)	(671)
Property and equipment, net		$549	$742

Depreciation expense was $80,000 and $79,000 for the three months ended September 30, 2024 and 2023, respectively, and $237,000 and $220,000 for the nine months ended September 30, 2024 and 2023, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	September 30, 2024	December 31, 2023
Accrued employee compensation costs	$3,478	$3,328
Accrued research and development costs	11,525	10,433
Lease liability	85	335
Accrued legal and professional fees	704	902
Other	216	364
Accrued expenses and other current liabilities	$16,008	$15,362

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2024 and December 31, 2023.

10. Common Stock

As of September 30, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 47,254,280 shares were issued and outstanding. As of September 30, 2024 and December 31, 2023, there were 28,236 and 86,153 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0.1 million and $0.4 million as of September 30, 2024 and December 31, 2023, respectively, of which $0 and $0.1 million were recorded as long-term liabilities as of September 30, 2024 and December 31, 2023, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2024.

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

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement, if any, will be made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on July 3, 2023. As of September 30, 2024, there have been no sales of common stock pursuant to the Sales Agreement.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants (the "Pre-Funded Warrants") to purchase 1,071,505 shares of its common stock at a price of $13.999 per Pre-Funded Warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The Pre-Funded Warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of September 30, 2024, all of the Pre-Funded Warrants related to the Private Placement remain unexercised and outstanding.

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

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	September 30, 2024	December 31, 2023
Issuance of common stock upon exercise of stock options	7,449,126	5,817,339
Issuance of common stock upon vesting of restricted stock units	92,317	78,505
Equity awards available for grant under equity plans	4,062,571	1,574,426
Shares available for issuance under the Employee Stock Purchase Plan	778,089	402,757
Issuance of common stock upon exercise of pre-funded warrants	1,071,505	—
Total common stock reserved for future issuance	13,453,608	7,873,027

11. Preferred Stock and Convertible Preferred Stock

Preferred stock

As of September 30, 2024 and December 31, 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of September 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. Following the Reverse Stock Split effected on February 23, 2023, the number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of September 30, 2024, 4,062,571 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. Following the Reverse Stock Split effected on February 23, 2023, the number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of September 30, 2024, 778,089 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company issued 31,801 and 0 shares under the ESPP during the nine months ended September 30, 2024 and 2023, respectively. The Company had an outstanding liability of $239,000 and $53,000 at September 30, 2024 and December 31, 2023, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of September 30, 2024, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2024	5,817,339	$11.90
Options granted	2,322,486	15.49
Options exercised and vested	(617,557)	5.49
Options cancelled and forfeited	(73,142)	52.70
Outstanding - September 30, 2024	7,449,126	$13.15

As of September 30, 2024, total compensation cost not yet recognized related to unvested stock options was $46.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock awards

Upon formation of Former Enliven in June 2019, Former Enliven issued approximately 3.0 million shares in restricted common stock to its founders. Additionally, between 2019 and 2020, Former Enliven issued a total of 197,262 shares of restricted stock to employees and consultants. As of September 30, 2024, all compensation cost related to restricted stock awards has been recognized.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2024	78,505	$14.28
Granted	20,000	14.85
Vested	(6,188)	19.37
Forfeited	—	—
Unvested - September 30, 2024	92,317	$14.06

As of September 30, 2024, total compensation cost not yet recognized related to unvested RSUs was $1.1 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$2,598	$1,657	$7,355	$4,359
General and administrative	2,578	1,744	7,480	5,499
Total stock-based compensation expense	$5,176	$3,401	$14,835	$9,858

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

Nine Months Ended September 30,
Stock Options	2024	2023
Expected term (years)	5.3 - 6.1	5.8 - 6.1
Expected volatility	82% - 84%	82% - 84%
Risk-free interest rate	3.6% - 4.6%	3.3% - 4.7%
Expected dividend yield	—%	—%

	Nine Months Ended September 30,
ESPP	2024	2023
Expected term (years)	0.5	N/A
Expected volatility	75%	N/A
Risk-free interest rate	5.4%	N/A
Expected dividend yield	—%	N/A

13. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(23,156)	$(20,769)	$(65,844)	$(52,214)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	48,302,633	41,161,094	46,190,019	33,840,688
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(35,080)	(109,068)	(50,841)	(129,468)
Less: weighted-average unvested restricted shares of common stock	(95)	(21,152)	(2,008)	(46,153)
Weighted-average shares used to compute net loss per common share, basic and diluted	48,267,458	41,030,874	46,137,170	33,665,067
Net loss per share, basic and diluted	$(0.48)	$(0.51)	$(1.43)	$(1.55)

Pre-Funded Warrants to purchase 1,071,505 shares of the Company's common stock were used in the calculation of the weighted-average common shares outstanding for the three and nine months ended September 30, 2024.

The Company’s potentially dilutive securities have been excluded from the computation of diluted net loss per share as the effect would be anti-dilutive. Therefore, the weighted-average number of common shares outstanding used to calculate both basic and diluted net loss per share is the same. The following potentially dilutive securities, presented on an as converted basis, were excluded from the calculation of net loss per share due to their anti-dilutive effect:

	As of September 30,
	2024	2023
Stock options outstanding	7,449,126	5,950,692
Unvested restricted stock awards	—	16,424
Unvested restricted stock units	92,317	17,250
ESPP shares pending issuance	12,932	—
Total	7,554,375	5,984,366

14. Subsequent Events

In October 2024, the Company sold 1,526,610 shares of its common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule inhibitors to help people with cancer not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials which we believe supports the development of our product candidates by increasing our probability of success. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecules. Our team includes leading chemists who have been the primary or co-inventor of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two parallel lead product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach, including a program for which we previously nominated a development candidate and completed IND-enabling studies for that candidate.

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock (the "Pre-Funded Warrants"), resulting in aggregate gross proceeds of $90.0 million. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $291.8 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of September 30, 2024, we had an accumulated deficit of $220.3 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $71.6 million and $37.7 million for the years ended December 31, 2023 and 2022, respectively, and $65.8 million for the nine months ended September 30, 2024. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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
•
contract to manufacture any clinical product candidates as well as approved product candidates; for example, we expect to manufacture certain of our product candidates in additional countries including countries in Europe, which we expect to increase the cost of manufacturing our product candidates;
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

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine conflict, widening conflict in the Middle East, public health emergencies/epidemics and the new presidential administration, so that we may be prepared to react to new developments as they arise.

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
•
our arrangements with our CMOs and CROs, including transitioning from existing CMOs to CMOs in additional countries, including countries in Europe;
•
patient enrollment, which could be delayed due to the approval of new drugs for the same indications that may compete with our product candidates during clinical trials, for example, Scemblix (asciminib), which may lead to reduced market acceptance of our product candidates if our product candidates are approved;
•
development and timely delivery of commercial-grade drug formulations that can be used in our planned clinical trials and for commercial launch;
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, including due to any public health emergency, health epidemic (including COVID-19) or other outbreaks, natural disasters, or other disruptions;
•
the impact of any supply chain disruptions resulting from macroeconomic or geopolitical situations, including due to any public health emergency, health epidemic (including COVID-19) or other outbreaks, the Russia-Ukraine conflict, widening conflict in the Middle East, national security concerns and related legislation related to business operations in China and other countries and the new presidential administration; and
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities, as well as gains and losses related to the change in fair value of the contingent value right ("CVR") liability and income tax expense.

Results of Operations

Comparison of the three months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$21,258	$19,606
General and administrative	5,810	4,642
Total operating expenses	27,068	24,248
Loss from operations	(27,068)	(24,248)
Other income (expense), net	3,912	3,479
Net loss	$(23,156)	$(20,769)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
External expenses	$14,511	$14,641
Internal expenses
Employee related expenses	6,132	4,333
Facilities, laboratory supplies and other	615	632
Total internal expenses	6,747	4,965
Total research and development expenses	$21,258	$19,606

Research and development expenses were $21.3 million for the three months ended September 30, 2024 compared to $19.6 million for the three months ended September 30, 2023, an increase of $1.7 million. The increase was primarily due to increases in internal research and development costs, consisting of $0.9 million in stock-based compensation and $0.9 million in salaries and benefits, partially offset by decreases in external research and development costs, consisting primarily of $0.4 million in contract manufacturing expenses and $0.3 million in clinical trial expenses, net of an increase of $0.6 million in consulting costs.

General and Administrative Expenses

General and administrative expenses were $5.8 million for the three months ended September 30, 2024 compared to $4.6 million for the three months ended September 30, 2023, an increase of $1.2 million. The increase was primarily due to an increase of $0.8 million in stock-based compensation and $0.4 million in salaries and benefits.

Other Income (Expense), Net

Other income was $3.9 million for the three months ended September 30, 2024 compared to $3.5 million for the three months ended September 30, 2023, an increase of $0.4 million. The increase was primarily related to higher interest income of $0.3 million due to higher investment balances and a gain of $0.1 million related to the change in fair value of the CVR liability upon remeasurement.

Results of Operations

Comparison of the nine months ended September 30, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$60,054	$46,669
General and administrative	17,604	14,131
Total operating expenses	77,658	60,800
Loss from operations	(77,658)	(60,800)
Other income (expense), net	11,814	8,586
Net loss	$(65,844)	$(52,214)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
External expenses	$41,449	$32,992
Internal expenses
Employee related expenses	16,808	11,794
Facilities, laboratory supplies and other	1,797	1,883
Total internal expenses	18,605	13,677
Total research and development expenses	$60,054	$46,669

Research and development expenses were $60.1 million for the nine months ended September 30, 2024 compared to $46.7 million for the nine months ended September 30, 2023, an increase of $13.4 million. The increase was primarily due to increases in external research and development costs, consisting primarily of $5.2 million in clinical trial expenses, $2.2 million in contract manufacturing expenses and $1.8 million in consulting costs, partially offset by a decrease of $0.8 million in preclinical costs, as well as increases in internal research and development costs, consisting of $3.0 million in stock-based compensation and $2.0 million in salaries and benefits.

General and Administrative Expenses

General and administrative expenses were $17.6 million for the nine months ended September 30, 2024 compared to $14.1 million for the nine months ended September 30, 2023, an increase of $3.5 million. The increase was primarily due to an increase of $3.3 million in stock-based compensation primarily related to higher valuations on equity grants and $1.6 million in salaries and benefits, partially offset by a decrease of $1.3 million in stock-based compensation as a result of the acceleration of stock option vesting in connection with the Merger in February 2023 and $0.1 million in other costs.

Other Income (Expense), Net

Other income was $11.8 million for the nine months ended September 30, 2024 compared to $8.6 million for the nine months ended September 30, 2023, an increase of $3.2 million. The increase was primarily related to higher interest income of $2.5 million due to higher interest rates and higher investment balances and a gain of $0.9 million related to the change in fair value of the CVR liability upon remeasurement, partially offset by income tax expense of $0.2 million related to the CVR milestone payment.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Former Enliven funded its operations primarily through private placements of its convertible preferred stock for gross proceeds of $140.5 million and sale of common stock in the Financing Transaction in February 2023 for gross proceeds of $164.5 million. In March 2024, we sold common stock and Pre-Funded Warrants in the Private Placement and received aggregate gross proceeds of $90.0 million. As of September 30, 2024, we had cash, cash equivalents and marketable securities of $291.8 million.

On June 23, 2023, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement, if any, will be made under our shelf registration statement on Form S-3. As of September 30, 2024, there have been no sales of common stock pursuant to the Sales Agreement.

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
•
contract to manufacture any clinical product candidates or approved product candidates; for example, we expect to manufacture certain of our product candidates in additional countries, including countries in Europe, which we expect to increase the cost of manufacturing our product candidates;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(55,989)	$(48,787)
Net cash used in investing activities	(36,724)	(187,098)
Net cash provided by financing activities	93,193	234,196
Net increase (decrease) in cash, cash equivalents and restricted cash	$480	$(1,689)

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2024 was $56.0 million. This consisted primarily of a net loss of $65.8 million, net cash outflows from changes in our operating assets and liabilities of $4.0 million (primarily due to an increase in prepaids and other assets, partially offset by an increase in accounts payable and accrued expenses and other liabilities), non-cash change in the fair value of the CVR liability of $0.9 million and non-cash amortization of premiums and discounts on marketable securities of $0.6 million, partially offset by non-cash charges for stock-based compensation of $14.8 million and other non-cash charges of $0.5 million.

Net cash used in operating activities during the nine months ended September 30, 2023 was $48.8 million. This consisted primarily of a net loss of $52.2 million, net cash outflows from changes in our operating assets and liabilities of $4.1 million (primarily due to an increase in prepaids and other assets, partially offset by a net increase in accounts payable and accrued expenses and other liabilities) and non-cash amortization of premiums and discounts on marketable securities of $2.8 million, partially offset by non-cash charges for stock-based compensation of $9.9 million and other non-cash charges of $0.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2024 was $36.7 million. This consisted primarily of cash used to purchase marketable securities of $234.2 million and payment of the CVR milestone (net of permitted deductions) of $9.1 million, partially offset by proceeds from maturities of marketable securities of $196.7 million and receipt of the CVR milestone of $10.0 million.

Net cash used in investing activities during the nine months ended September 30, 2023 was $187.1 million. This consisted primarily of cash used to purchase marketable securities of $227.0 million and cash used to purchase property and equipment of $0.1 million, partially offset by proceeds from maturities of marketable securities of $40.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was $93.2 million. This consisted primarily of net proceeds from the sale of shares of our common stock and Pre-Funded Warrants in the Private Placement of $89.7 million, proceeds from the exercise of stock options of $3.2 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.3 million.

Net cash provided by financing activities during the nine months ended September 30, 2023 was $234.2 million. This consisted primarily of net proceeds from the sale of shares of our common stock in the Financing Transaction of $161.4 million and net cash acquired in connection with the reverse recapitalization of $73.1 million.

Contractual Obligations and Commitments

We sublease certain office and laboratory space in Boulder, Colorado, under a sublease, which expires on December 31, 2024.

In September 2024, we entered into a non-cancellable operating lease (the "Lease") with Crestview, LLC. Under the terms of the Lease, we will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. Upon commencement, the Lease will replace our existing sublease for more space in the same location.

The following table summarizes our contractual obligations and commitments as of September 30, 2024 (in thousands):

	Payments Due by Period
	Total	Remainder of 2024	2025-2026	Thereafter
Operating lease obligations - facility sublease	$85	$85	$—	$—
Operating lease obligations - facility lease	798	—	798	—
Total	$883	$85	$798	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of September 30, 2024, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 14, 2024.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2024, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of September 30, 2024, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In September 2024, we announced a positive data update from the Phase 1 clinical trial evaluating ELVN-001 in patients with chronic myeloid leukemia (“CML”) that is relapsed, refractory, or intolerant to tyrosine kinase inhibitors (“TKIs”). However, we have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, develop a companion diagnostic, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $65.8 million for the nine months ended September 30, 2024. As of September 30, 2024, we had an accumulated deficit of $220.3 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
establishing and maintaining relationships with CROs and clinical sites for the clinical development of ELVN-001, ELVN-002 and any other programs, both in the United States and internationally, including Europe and China;
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
•
maintaining and establishing relationships with CROs and clinical sites for the clinical development of our product candidates both in the United States and internationally, including in Europe and China and in other countries in the future;
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

In addition, the FDA and other regulatory authorities may change their policies, issue additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval of our future products under development on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain approvals, increase the costs of compliance or restrict our ability to maintain any marketing authorizations we may have obtained. In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies of the FDA, including FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to uncertainties in the industry, and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for ELVN-001 and ELVN-002, the FDA, EMA or other comparable foreign regulatory authorities may require us to conduct additional studies before they allow us to initiate additional clinical trials or at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Further, changes in regulations in the United States and other countries may increase our compliance costs, make it more difficult to conduct trials in some countries or to implement global trials, or result in changes to our current clinical plans and timelines. Before obtaining marketing approval from the FDA of ELVN-001, ELVN-002 or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. We could encounter delays because we may need to relocate our corporate headquarters, which includes office and laboratory space. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we are in the process of changing the formulation of our ELVN-002 drug to a tablet form, and may change the formulation of our ELVN-001 drug to a tablet form, and this could increase our costs and/or could delay regulatory approval. Such changes carry the risk that they will not achieve these intended objectives.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, new studies may change the estimated incidence or prevalence of the cancers that we are targeting. The potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Consequently, even if our product candidates are approved, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. In addition, we have not yet conducted primary market research to determine how treating physicians would expect to prescribe a product that is approved for multiple tumor types if there are different lines of approved therapies for each such tumor type. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications.

We face risks related to public health emergencies, health epidemics (including COVID-19) or other outbreaks, which could significantly disrupt our operations or otherwise result in material adverse impacts to us.

Our business could be adversely impacted by the effects of public health emergencies, health epidemics (including COVID-19) or other outbreaks, including:

•
delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
•
difficulties interpreting data from our clinical trials due to the possible effects of public health emergencies, health epidemics or other outbreaks on patients;
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
•
changes in regulations as part of a response to public health emergencies, health epidemics or other outbreaks which may require us to change the ways in which our clinical trials are to be conducted, or to discontinue the clinical trials altogether, or which may result in unexpected costs;
•
delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government or contractor personnel; and
•
refusal of the FDA, EMA or other regulatory authorities to accept data from clinical trials in affected geographies outside of their respective jurisdictions.

The extent to which any public health concerns or other disruptions impact our results will depend on future developments, which are highly uncertain and cannot be predicted. There can be no assurance that we will be able to avoid a material impact on our business, financial condition and operating results from a public health emergency, health epidemic or its consequences, including disruption to our business and downturns in business sentiment generally or in our industry.

To the extent a public health emergency, health epidemic or other outbreak adversely affects our business, financial condition and operating results, it may also have the effect of heightening many of the risks described in this section.

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

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Any actions by federal and state governments, such as the Inflation Reduction Act of 2022 (“IRA”), and health plans aimed at putting additional downward pressure on pharmaceutical pricing and health care costs could negatively impact coverage and reimbursement for our product candidates if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see "We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”

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

We currently conduct our clinical trial for ELVN-001 in the United States, Australia, France, Germany, South Korea, Canada and Spain. In the future, we may conduct clinical trials for ELVN-001 in other countries, including but not limited to Japan, China, Poland, Italy, Belgium, Netherlands, Hungary, Israel and the United Kingdom. We are conducting our clinical trials for ELVN-002 in the United States, Spain, France, Italy, Australia, Taiwan, South Korea, Belgium and the Netherlands. In the future, we may also conduct clinical trials for ELVN-002 in other countries. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, and we may face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data. For example, the FDA has declined to approve other applications that contained primarily China-generated clinical data. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If we are unable to obtain or utilize appropriate study data for any reason, including any failure or refusal to accept study data by the FDA, EMA or any applicable foreign regulatory authority, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. There can be no assurances that we will be able to obtain any orphan designation or other designations for other product candidates.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and

Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future litigation against the HHS or CMS, including those in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the new presidential administration.

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
•
the availability of capital.

We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates. It is also possible that additional governmental action is taken in response to any future public health emergency, health epidemic (including COVID-19) or other outbreaks.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. For example, the French national data protection authority has enacted specific requirements for the processing of health data. We are assessing our obligations under certain data protection requirements in the EU, and we may be required to modify our operations and relevant policies and practices in our efforts to comply with such requirements, which could require us to incur substantial costs and expenses. Additionally, we could be subject to recently enacted UK data privacy and protection laws, regulations and standards, if we decide to enroll patients in the UK clinical trials. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. The United States and EU replaced the EU-U.S. Privacy Shield transfer framework with the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), which was the subject of an adequacy decision by the European Commission on July 10, 2023, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. The EU-U.S. DPF has faced a legal challenge, and it and the UK Extension may be subject to additional legal challenges, from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, On June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will monitor the legal situation in the UK and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

The CCPA and CPRA could mark the beginning of a trend toward more stringent privacy legislation in the United States. The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that has taken effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that has taken effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that will take effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will take effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with the CPA and other new and evolving privacy legislation. Collectively, these reflect a trend toward more stringent privacy legislation in the United States. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international or domestic sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, United States export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by United States sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, including changes that may result from the new presidential administration, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

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

We currently have a small team focused on research and development of small molecules. Our ability to discover and develop any product candidates is dependent on our chemists. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly Sam Kintz, our President, Chief Executive Officer and director, Joseph P. Lyssikatos, our Chief Scientific Officer, and Helen Collins, our Chief Medical Officer. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “Key Person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of September 30, 2024, we had 57 full-time employees. Of these employees, 42 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2024, we had 57 full-time employees. Of these employees, 42 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including key aspects of research, clinical development, regulatory functions and manufacturing. We also rely, and for the foreseeable future will continue to rely, on one or more employers of record to engage workers outside of the United States, which could expose us to liability for our employment practices outside of the United States and for liabilities associated with the employment practices of any such employer of record. There can be no assurance that the services of independent organizations, employers of record, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by third-party service providers is compromised for any reason, our preclinical studies and clinical trials may be extended, delayed or terminated, and we may not be able to obtain marketing approval for any of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing third-party service providers or find other competent outside contractors and consultants on economically reasonable terms, or at all.

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

There have been and may continue to be significant supply chain attacks (such as the attacks resulting from vulnerabilities in SolarWinds Orion, Accellion FTA, Microsoft Exchange, Codecov, Kaseya VSA, MOVEit, Okta, and other widely-used software and technology infrastructure) and we cannot guarantee that our or our third-party providers’ systems have not been breached or that they do not contain exploitable defects or bugs that could result in a security breach or incident of, or other disruption to, our systems and networks or the systems and networks of third parties that support us. Our ability to monitor our third-party providers’ security measures is limited, and, in any event, malicious third parties may be able to circumvent those security measures, resulting in the unauthorized, unlawful, or accidental access to, misuse, disclosure, loss or destruction of our data, including employee personal information and other sensitive information. We have not experienced a cybersecurity incident that has been determined to be material, but our and our third-party providers’ and partners’ information technology systems have and may in the future experience cybersecurity incidents or vulnerabilities that could be exploited from inadvertent or intentional actions of our employees, third-party providers, business partners, or by malicious third parties. Attacks of this nature are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. Additionally, due to the geopolitical unrest associated with Russia’s invasion of Ukraine and the widening conflict in the Middle East, we and our CROs, contractors, and other third-party providers and collaborators may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches.

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
•
unexpected changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements, including as a result of the new presidential administration;

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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, trade policies, including any changes as a result of the new presidential administration, treaties and tariffs.

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

In Europe, as of June 1, 2023, the Unified Patent Court (“UPC”) has exclusive jurisdiction over Unitary Patents and offers a uniform and specialized framework for patent litigation at the European level. Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

After March 16, 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether this inventor was the first to invent the claimed invention. As a result, a third party that files a patent application in the USPTO on or after March 16, 2013, but before we file an application covering the same invention, could therefore be awarded a patent covering an invention of ours even if we had made the invention before it was made by such third party. This will require us to be cognizant going forward of the time from invention to filing of a patent application. Since patent applications in the United States and most other countries are confidential for a period of time after filing until publication or issuance, we cannot be certain that we were the first to either (i) file any patent application related to our product candidates and other proprietary technologies we may develop or (ii) invent any of the inventions claimed in our patents or patent applications. Even where we have a valid and enforceable patent, we may not be able to exclude others from practicing the claimed invention where the other party can show that they used the invention in commerce before our filing date or the other party benefits from a compulsory license. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment, terminal disclaimers and obvious-type double patenting. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the IRA passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run.

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

Geopolitical actions in the United States and in foreign countries could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, further to the United States and foreign government actions related to Russia’s invasion of Ukraine, the Kremlin issued Decree 299 stating that Russian companies and individuals can use patented inventions without the owner’s permission or compensation, if the patent is held by owners from “unfriendly countries,” which includes the United States. As a result, we would not be able to enforce our otherwise valid patent rights against an infringer in Russia.

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

We may use trademarks or trade names to brand our products and our clinical trials. Our trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. We have not registered any of our trademarks, which could adversely affect our ability to defend our trademark rights. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks that incorporate variations of our trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, including changes arising as a result of the new presidential administration with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. In addition, various U.S. regulators and legislators have advanced proposals that would limit the exchange of data with commercial counterparties in certain nations, including China, ranging from personal health information to clinical trial data to information related to drug development, and regulators in other countries have considered similar restrictions on the outflow of such data. Further, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of the new presidential administration. We also expect to manufacture certain of our product candidates in various countries, including countries in Europe, which we expect to increase the cost of manufacturing our product candidates. Potential issues or delays with this transition can impact our clinical plans and timelines, and we expect that such transition will increase our expenses. We may also face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data within particular jurisdictions, or originally obtained from particular jurisdictions, including China. If we are unable to obtain or use services from existing service providers, to obtain or use any necessary inputs (e.g., data), or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In addition, we expect to manufacture certain of our product candidates in various countries, including countries in Europe, which we expect to increase the cost of manufacturing our product candidates. Any supply interruption in limited or sole sourced materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. To date, we have obtained APIs and drug product for our product candidates from certain single-source CMOs. Any performance failures by such CMOs could materially harm our business. We do not have long-term supply agreements and may not be able to secure supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. We have experienced from time to time, and in the future may experience, an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise. As a result, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.

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

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing both APIs and finished drug products. Our CMOs are also subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our product candidates or export our manufactured investigational products to the countries where our clinical trials are conducted. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We currently use CMOs based in China and Europe and plan to add additional CMOs or transition the manufacturing of our product candidate(s) to CMOs based in other countries, which can increase our business expenses. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

In addition, we measure compensation cost for stock-based awards made to employees, directors and consultants at the grant date, based on the fair value of the award (as determined under U.S. GAAP), and recognize the cost as an expense over the requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly.

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
•
announcements of significant acquisitions, strategic collaborations, license agreements, joint ventures or capital commitments by us or our competitors;
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
•
if securities or industry analysts do not publish research or reports about our business, if articles are published about our business, or if such research, reports or articles contain incorrect statements or adverse or misleading opinions regarding our business and stock;
•
changes in the market valuations of similar companies;
•
geo-political developments, general market or macroeconomic conditions including inflation, interest rates and the new presidential administration;
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
•
the impact of any natural disasters, public health emergencies, health epidemics (including COVID-19) or other outbreaks;
•
the introduction of technological innovations or new product candidates that compete with our products and services; and
•
period-to-period fluctuations in our financial results.

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the Russia-Ukraine conflict, widening conflict in the Middle East, geopolitical events, the new presidential administration, or otherwise could materially and adversely affect our business and the value of our common stock. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis or at all, we would be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of September 30, 2024, we had $291.8 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into late 2026. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million (the “Shelf Registration”). On June 23, 2023, we also entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time through an “at-the-market” program under the Securities Act, having an aggregate offering price of up to $200.0 million through the Sales Agent. To date, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. Additionally, in March 2024, we sold common stock and Pre-Funded Warrants in the Private Placement and received aggregate net proceeds of $89.7 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and Pre-Funded Warrants to purchase 1,071,505 shares of our common stock in the Private Placement. To date, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware does not have jurisdiction, the federal district court for the District of Delaware) is the sole and exclusive forum for the following types of proceedings: (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim arising pursuant to any provision of our restated certificate of incorporation or amended and restated bylaws (in each case, as they may be amended from time to time) or governed by the internal affairs doctrine. This choice of forum provision will not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which federal courts have exclusive jurisdiction.

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

As of December 31, 2023, we had federal NOLs of approximately $185.3 million, of which approximately $177.3 million do not expire and approximately $8.0 million will begin to expire in 2037 for U.S. federal tax purposes. As of December 31, 2023, we also had California, Colorado and Massachusetts NOLs of approximately $126.7 million, $4,000 and $124.2 million, respectively, which will expire at various dates through 2043 for state tax purposes.

As of December 31, 2023, we had federal tax credit carryforwards of approximately $10.5 million, which will begin to expire in 2036 for U.S. federal tax purposes. We also had state tax credit carryforwards of approximately $1.3 million, of which approximately $0.5 million will not expire. The remaining state tax credit carryforwards will expire at various dates through 2038.

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

In addition, under Section 382 and Section 383 of the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as tax credit carryforwards) to offset its post-change income may be limited, including as a result of ownership changes that are beyond its control. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in the company’s equity ownership by certain “5-percent shareholders” over a rolling three-year period. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have completed an analysis and determined that ownership changes have occurred under Section 382 in the past, as well as in 2023 due to the Merger. Our deferred tax assets have been reduced by the amount of NOLs and tax credit carryforwards expected to expire unused due to the Section 382 limitation. We may experience subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical NOLs and tax credit carryforwards are materially limited, it will adversely affect our future operating results by effectively increasing our future income tax obligations.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including under the Shelf Registration or the Sales Agreement. Further, if our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Approximately 18 million shares became available for sale in the public market 180 days after the closing of the Merger as a result of the expiration of lock-up agreements. All other outstanding shares of common stock, other than shares held by our affiliates, are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of September 30, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67.9% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

We have broad discretion in the use of our cash, cash equivalents and marketable securities and may invest or spend the proceeds in ways with which you do not agree and in ways that may not increase the value of your investment.

We have broad discretion over the use of our cash, cash equivalents and marketable securities. You may not agree with our decisions, and our use of the proceeds may not yield any return on your investment. Our failure to apply these resources effectively could compromise our ability to pursue our growth strategy and we might not be able to yield a significant return, if any, on our investment of these net proceeds. You will not have the opportunity to influence our decisions on how to use our cash resources.

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

Our office facilities are located in Colorado. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major blizzard, flood, fire, earthquake, power loss, telecommunications failure, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. Also, our CROs and suppliers’ facilities are located in multiple locations where other natural disasters or similar events which could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business. In addition, telecommunication system failures or disruptions could significantly disrupt our operations since our employees are primarily working remotely. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or public health emergency, health epidemic (including COVID-19) or other outbreak could have a negative effect on our operations and the operations of our suppliers, which could harm our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None.

Item 5. Other Information.

On September 30, 2024, Anish Patel, Pharm.D, our Chief Operating Officer and an officer as defined in Rule 16a-1(f), as trustee for the Patel / Dong Family Trust Dated August 24, 2017, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 200,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until January 26, 2026, or earlier if all transactions under the trading arrangement are completed.

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

Enliven Therapeutics, Inc.

Date: November 13, 2024	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2024	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)