Form 10-K
period 2024-12-31
Enliven Therapeutics, Inc.
filed 2025-03-13
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 28, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter) was $683.8 million.

The number of shares of registrant’s Common Stock outstanding as of February 28, 2025 was 49,004,425.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2024 fiscal year ended December 31, 2024.

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
•
the pricing and reimbursement of ELVN-001 from our BCR-ABL program and ELVN-002 from our HER2 program, and other product candidates we may develop, if approved;
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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule therapeutics. Our team includes leading chemists who have been the primary or co-inventors of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products at their prior companies: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach.

The following table summarizes our lead product candidates:

Our first product candidate, ELVN-001, is a potent, highly selective, small molecule kinase inhibitor designed to specifically target the breakpoint cluster region – Abelson (“BCR-ABL”) gene fusion, the oncogenic driver for patients with chronic myeloid leukemia (“CML”). Although the approval of BCR-ABL tyrosine kinase inhibitors (“TKIs”) has significantly improved the life expectancy of patients with CML, tolerability, safety, resistance and patient convenience concerns have become more prominent as patients can now expect to live on therapy for decades. Achieving this survival benefit requires continuous daily therapy, and all available active-site TKIs have off-target activity resulting in treatment-related adverse events and drug discontinuation due to intolerance or resistance. These issues can result in the loss of molecular response and disease progression for many patients and drive approximately 25% of patients to switch therapy within the first year of therapy and approximately 40% to switch in the first 5 years of therapy. These factors, prolonged treatment course, off-target toxicities, and acquired resistance, explain why the global market for CML supports multiple blockbuster products and why there remains significant unmet need for an effective and more tolerable treatment.

In April 2024, at a Company hosted event, we presented preliminary Phase 1a data for ELVN-001. As of the cutoff date, March 18, 2024, 27 patients had enrolled in the ongoing Phase 1 clinical trial across five dose levels of ELVN-001, ranging from 10mg once daily (QD) to 120mg QD. Of the enrolled patients, 16 were evaluable for molecular response by 12 weeks. In this data, ELVN-001 demonstrated anti-tumor activity in patients with CML, including in those with CML resistant to previous TKIs. Additionally, ELVN-001 was well tolerated, consistent with its selective kinase profile. The data compared favorably to precedent Phase 1 cumulative MMR rates for approved BCR::ABL1 TKIs, particularly given the shorter time frame for response assessment and more heavily pre-treated patient population. In September 2024, at the European Society of Hematology International Chronic Myeloid Leukemia Foundation (ESH-iCMLf) 26th Annual John Goldman Conference, investigators presented updated Phase 1a clinical data. As of the cutoff date, June 25, 2024, 39 patients had been enrolled in the ongoing Phase 1 clinical trial across five dose levels of ELVN-001, ranging from 10 mg once daily (QD) to 120 mg QD, and the vast majority remain on study with a median treatment duration of 20 weeks. The data presented demonstrated consistent results with the data reported earlier in the year, but consisted of more patients and longer duration of therapy.

As a selective active site inhibitor, ELVN-001's mechanism of action potentially represents a complementary option to allosteric BCR-ABL inhibitors (e.g., Scemblix), which may play an increasingly important role in the standard of care for CML. Specifically, ELVN-001 was designed to have activity against mutations known to confer resistance to Scemblix. In the clinical data reported in 2024, ELVN-001 demonstrated activity in patients with CML who had previously received asciminib, including in a patient whose CML had developed an emergent mutation to asciminib. ELVN-001 was also designed to be a more attractive option for patients with comorbidities, on concomitant medications or desiring more freedom from stringent administration requirements. ELVN-001 is currently being evaluated in a Phase 1 clinical trial in adults with CML, and we plan to present updated Phase 1a/b safety and efficacy data in the middle of 2025.

Our second product candidate, ELVN-002, is a potent, highly selective, central nervous system ("CNS") penetrant and irreversible human epidermal growth factor receptor 2 (“HER2”) inhibitor with activity against wild type HER2 and various HER2 mutations. Many of the past TKIs targeting this population were dual epidermal growth factor receptor (“EGFR”) and HER2 inhibitors and were dose limited by EGFR-related toxicities. ELVN-002 is designed to inhibit wild type HER2 and key mutations of HER2, while sparing wild type EGFR and avoiding EGFR-related toxicities. We believe that if ELVN-002 achieves this profile, it will be able to achieve an improved therapeutic index compared to current approved and investigational TKIs as well as provide a meaningful therapeutic option to patients with brain metastases, a key mechanism of resistance to current therapies in patients with non-small cell lung cancer (“NSCLC”), breast cancer (“BRC”), and other HER2 driven diseases. ELVN-002 was specifically designed to enable rational combination therapies, which, we believe, will be important for the treatment of patients with metastatic HER2 overexpressing and amplified cancers. In particular, we believe there is an attractive opportunity to address HER2+ colorectal cancer ("CRC"), BRC and NSCLC, in combination with standard of care. Additionally, due to the success of Enhertu, an antibody drug conjugate that targets HER2 expressing cancers, the HER2 treatment paradigm is changing rapidly. With Enhertu moving up in the treatment paradigm to earlier lines of therapy across HER2-altered cancers, a new unmet need is emerging for patients who cannot tolerate or progress on this new treatment option. We believe there will be an increasing need for therapies for these patients. ELVN-002 has demonstrated robust activity in preclinical models against wild type HER2 and various HER2 mutations, including an intracranial model, at well-tolerated doses. Our focus for this program is in NSCLC, BRC, and CRC as a single agent and/or in combination with standard of care.

We currently have active Phase 1 clinical trials evaluating ELVN-002 as a monotherapy, in combination with antibody drug conjugates ("ADC") and in combination with trastuzumab +/- chemotherapy. In March 2024, we reported high-level monotherapy clinical data that highlighted investigator reported responses (including unconfirmed) in both HER2+ and HER2 mutant tumors, including in tumors that progressed on Enhertu and in patients with brain metastases, at doses that were well tolerated. Additionally, ELVN-002 showed greater than 10 times better target coverage at the clinically predicted combination dose based on PK in patients and preclinical HER2+ activity, compared to tucatinib. In the second half of 2025, we expect to report Phase 1 monotherapy and combination data.

We believe that our development approach, which is rooted in validated biology and differentiated chemistry, represents a unique opportunity for us to design and develop medicines with an improved therapeutic profile for patients. To capitalize on this opportunity, we continue to support and advance our research pipeline in areas where we believe we can solve complex medicinal chemistry problems in a target- and indication-agnostic approach.

Our Strategy

Our mission is to help people not only live longer, but live better. The key elements of our strategy are:

•
Efficiently advance ELVN-001, a BCR-ABL TKI, through clinical development and regulatory approval. ELVN-001 is designed to be a potent and highly selective small molecule kinase inhibitor targeting the BCR-ABL fusion gene product for the treatment of CML. In 2024, we reported clinical data demonstrating anti-tumor activity in patients with CML, including CML resistant to previous TKIs and in patients who had previously been treated with an allosteric inhibitor. Additionally, ELVN-001 was well-tolerated, consistent with its selective kinase profile. ELVN-001 is currently being evaluated in a Phase 1 clinical trial in adults with CML, and we plan to present additional Phase 1 safety and efficacy data for this program in the middle of 2025. While our initial development focus will be in people with resistant or intolerant CML, with and without the T315I mutation, we also plan to build a clinical dataset to enable future registrational trials in earlier lines of therapy. If we are successful in achieving clinically meaningful anti-cancer activity in specific patient populations, we expect to engage with regulatory authorities to discuss whether ELVN-001 may qualify for any of the FDA’s expedited regulatory approval pathways.
•
Efficiently advance ELVN-002, a HER2 TKI, through clinical development and regulatory approval. ELVN-002 is a potent, highly selective, CNS penetrant and irreversible HER2 inhibitor with activity against wild type HER2 and various HER2 mutations. In 2024, we reported high-level monotherapy clinical data that demonstrated investigator reported responses (including unconfirmed) in both HER2+ and HER2 mutant tumors, including in patients who have progressed on Enhertu and patients with brain metastases, at doses that were well tolerated. Our focus for this program is in NSCLC, BRC, and CRC as a single agent and/or in combination with standard of care. We currently have active Phase 1 clinical trials evaluating ELVN-002 as a monotherapy, combination with ADCs and combination with trastuzumab +/-chemotherapy. In the second half of 2025, we expect to report Phase 1 monotherapy and combination data. We may also seek to qualify this program for one of the FDA’s expedited regulatory approval pathways.
•
Expand our pipeline of potent and highly selective small molecule therapeutics to overcome the limitations of current therapies. We believe that our development approach, combined with our team’s unique ability to solve complex medicinal chemistry problems in a target- and indication-agnostic approach, offers a significant opportunity to develop targeted therapies for a large variety of targets and indications. We have several small molecule programs in discovery that are focused on:
o
Targeting established disease drivers, emerging disease drivers or clinically validated signaling nodes driving disease proliferation.
o
Addressing acquired resistance mutations and disease escape mechanisms of currently approved therapies or therapies in development.
o
Improving target selectivity and/or PK profile to drive improved efficacy, tolerability and overall well-being.
•
Increase our probability of clinical and commercial success by prioritizing targets with validated biology and establishing target product profiles ("TPPs") from real-world market research. We believe the success of next generation therapeutics depends not only on clinical efficacy, but also on a differentiated product profile, including tolerability, dosing regimen, and specific drug administration requirements, that drives widespread adoption by physicians and patients in the real world. When selecting targets, we first evaluate the body of existing scientific knowledge, including both preclinical and clinical data, to prioritize biological mechanisms essential for pathogenesis. We then evaluate the disease indications that are most dependent on the selected target. Through market research, we directly engage with key opinion leaders, academic and community physicians, and payers in order to pinpoint the unmet medical need and identify potentially underappreciated or emerging market opportunities. By integrating scientific, clinical and commercial insights early in our research and development process, we formulate TPPs that our research team uses to establish testable preclinical hypotheses, which in turn guide the design of our product candidates. We believe that this approach mitigates both our development and commercial risk and allows us to discover and develop high-quality product candidates targeting critical limitations in existing therapies, while maintaining commercial viability.
•
Leverage our internally generated scaffold libraries and deep expertise to efficiently and consistently design and develop small molecule therapeutics for unmet needs. Our team has extensive experience in discovering, developing and commercializing innovative therapeutics. Our chemists invented or co-invented multiple approved small molecule therapeutics, including Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib), at their prior companies. These products have transformed the standard of care in many cancers. Additionally, our chemistry leadership team has designed selective compounds against more than 60 small molecule targets. Leveraging this experience, we have built diverse libraries of unique, highly ligand-efficient scaffolds that we use to screen against our identified targets. We will only invest in a research program once we have identified an opportunity where we believe our chemistry and experience uniquely align with the unmet need and our TPP.
•
Selectively evaluate strategic collaborations to accelerate our development timelines or maximize the clinical impact and commercial value of our portfolio globally. Leveraging our capabilities and expertise, we have developed each of our product candidates internally, and we currently have worldwide development and commercial rights to all of our pipeline assets. As we develop each of our product candidates, we will evaluate the need for potential strategic collaborations. We evaluate the potential cost to develop the product candidate, the ability to generate near term proof of concept data and the path to maximize the value of the product candidate for patients and commercially. This evaluation could result in selective out-licensing, co-development and/or commercialization collaborations.

While we have made progress towards our mission, we are still in the early stages of development and have not completed any clinical trials.

Our Team

We have assembled a team with significant expertise in drug discovery, development and commercialization with particular strengths in the discovery of small molecule therapeutics. Our team includes:

•
World-renowned chemists who have been the primary or co-inventors of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved cancer therapies at their prior companies: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib).
•
Small molecule and kinase inhibitor experts who have led or been involved with the discovery, development, or commercialization of over 60 small molecule programs, including the following at their prior companies: Imbruvica (ibrutinib), Vitrakvi (larotrectinib), Zydelig (idelalisib), ipatasertib (AKT inhibitor), and PF-07284890/ARRY-461 (CNS-penetrant BRAF inhibitor).
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

In addition to our strong leadership team, the expertise and experience of our scientific advisors position us well to realize our mission of helping people live longer, better lives. Our scientific advisors advise on matters associated with small molecule research and development, including preclinical and clinical development and regulatory and commercial positioning. The precision oncology experts on our scientific advisory board include the following members:

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

Our Development Approach

As a chemistry-led company, our primary focus lies in opportunities emerging from validated biology, where we believe our team can use its unique ability to solve complex medicinal chemistry problems to improve on the standard of care in a target- and indication-agnostic approach. Specifically, we are focused on developing small molecule therapeutics that:

•
enhance efficacy through an improved therapeutic index driven by better selectivity and/or combinability;

•
combat intrinsic and/or acquired resistance;
•
address brain metastases; and
•
improve safety and enhance patient convenience.

At Enliven, we have assembled a team of seasoned drug hunters and are building a focused pipeline of programs. Using our expertise and the foundational principles driving our approach, we believe we are in a unique position to develop therapies to help people not only live longer, but live better. Our development approach is rooted in the following principles:

(1)
Application of unique insights to validated biological targets: We utilize our deep understanding of fundamental genetic drivers in diseases and insights from real-world market research to identify and select targets. For example, small molecule inhibitors of BCR-ABL have been shown to block proliferation and induce apoptosis in cell lines driven by the BCR-ABL fusion protein. We also evaluate key characteristics for potential targets including the totality of preclinical and clinical evidence, unmet medical need and potential market opportunity to develop our TPPs. We are currently focusing on the following three target groups:
•
Validated pathogenic drivers with proven clinical efficacy, meaning that small molecule therapeutics against a given target with sufficient selectivity have undergone clinical evaluation by third parties and demonstrated objective responses in patients, including areas where existing therapies have clear limitations such as resistance via acquired mutations, metastasis to the brain, poor tolerability, inconveniences such as drug-drug interactions, pill burden, and diet restrictions, and overall poor quality of life for patients.
•
Emerging pathogenic drivers where we find promise in a potential target that has been inadequately exploited. An example of this is suboptimal target coverage due to poor tolerability and/or PK. We believe that maximal target inhibition is required for maximal clinical effect. However, drugs often fail to reach sufficient concentrations in the human body because they are poorly absorbed, poorly distributed, rapidly cleared, or cause off-target toxicities at doses lower than those required for maximum efficacy.
•
Clinically validated signaling nodes, which are key downstream effectors of the target driving disease proliferation, including potential targets that are not necessarily specific pathogenic drivers but are clinically validated escape mechanisms for disease resistance. We believe that addressing these escape mechanisms in combination with the targeting of a pathogenic driver, represents the next key to advance the evolution of disease treatment modalities.
(2)
Differentiated chemistry and compound design: Our chemists have designed selective compounds against more than 60 small molecule targets. From this foundation, our team has built a library of unique, highly ligand efficient scaffolds and integrates multiple technologies to pursue our selected target opportunities. By starting with chemistry we understand and have designed a priori to be drug-like, we believe we can move rapidly into discovery of our preclinical asset, which reduces the time required to test our preclinical hypothesis. Because we focus on a limited number of high potential programs, our research leaders and experienced scientists are involved in the discovery and development of every product candidate. Leveraging our cross functional and highly integrated contract research organization ("CRO") model, we continually iterate and shift resources to the most promising chemistry designs based on data generated daily from hundreds of available in vitro and in vivo assays. This focus has resulted in a highly efficient discovery process that we believe will be difficult for companies with larger pipelines and broader focus to match.
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

Our lead programs are focused on targeting known oncogenic drivers of cancer. Our BCR-ABL program aims to deliver enhanced target inhibition through better selectivity, resulting in better activity and improved long-term tolerability than approved or current investigational active-site agents. Our HER2 program is a potent, highly selective, CNS penetrant and irreversible HER2 inhibitor against wild type HER2 and various HER2 mutations. Our focus for this program is in NSCLC, BRC, and CRC as a single agent and/or in combination with standard of care. ELVN-002 is designed to inhibit wild type HER2 and key mutations of HER2, while sparing wild-type EGFR and avoiding EGFR-related toxicities to achieve an improved therapeutic index compared to current approved and investigational TKIs.

Our Pipeline

We are focused on the discovery and development of small molecule therapeutics. We are currently advancing two lead product candidates, ELVN-001 and ELVN-002.

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

CML Disease and Market Background

CML accounts for approximately 15% to 20% of leukemias in adults. This disease is divided into three stages of progressively advanced disease termed chronic phase ("CP"), accelerated phase, and blast crisis. Nearly 95% of patients with CML are diagnosed in CP. In the last decade, the annual incidence of CML has remained steady at approximately two cases per 100,000 adults and was estimated to be 9,000 people in the United States in 2020. In 2020, there were approximately 110,000 patients living with CML in the United States. This population continues to grow, largely driven by improved survival rates attributable to the availability of BCR-ABL targeted therapies. The number of patients living with CML has more than doubled since the introduction of BCR-ABL TKIs. More than 75% of CML patients achieve normal survival outcomes when compared to the appropriate age-matched general population. However, roughly 70% of these patients require continuous TKI therapy in order to achieve this outcome and an additional 10% achieve near normal survival when compared to the appropriate age-matched general population with continuous TKI therapy.

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

Despite many significant advances in the treatment of CML, drug intolerance and resistance result in the loss of molecular response and disease progression for many patients. The availability of multiple treatment options has also likely driven an increase in switching rates. Approximately 25% of patients switch therapy within the first year of treatment and up to 40% switch in the first five years of treatment. The majority of treatment switches occur early in the patient’s treatment course due to intolerance or lack and/or loss of molecular response. As a result, it is estimated that approximately 50% of patients with CML in the United States have discontinued at least one TKI. In the 2L setting, switching occurs even more rapidly. Approximately 30% of 2L patients switch within the first year of their second treatment.

Asciminib (Scemblix), a fourth-generation agent, has demonstrated potential advantages over first-, second- and third-generation BCR-ABL TKIs in clinical trials. Currently marketed by Novartis, it is an allosteric inhibitor of BCR-ABL that specifically targets the ABL myristoyl pocket, unlike the first-, second- and third-generation TKIs, which are active site inhibitors. Asciminib represents a different mechanism of action for physicians and its long-term tolerability, safety and resistance profile is not yet fully defined. In a front-line study, asciminib demonstrated superior efficacy, and a favorable safety and tolerability, compared to a combined comparator arm of imatinib and 2G TKIs. Based on that study, in October of 2024, asciminib received accelerated approval by the FDA for newly diagnosed CML in addition to its full approval for previously treated CML and CML with the T315I mutation. As noted in the product labeling, drug-drug interactions and fasting requirements, two hours before and one hour after each dose, may present convenience challenges for asciminib in the context of a chronic disease. Furthermore, in the front-line clinical trial, at 48 weeks the rate of resistance to asciminib (4.5%) was two times higher than imatinib (2.0%) and the 2G TKIs (2.0%) and may continue to grow as duration of therapy increases. Examples of myristoyl pocket mutations resistant to asciminib include A337T/V, A433D, and L340Q. In later line patients, asciminib-emergent mutations in the ATP-binding site included M244V and F359V/I/C. Of note, all of the asciminib-emergent mutations observed in the ASC4FIRST 1L trial by 96 weeks were in the myristoyl binding pocket. We believe asciminib’s Breakthrough Therapy designation, FDA Priority Review and accelerated approval for newly diagnosed Philadelphia chromosome-positive chronic myeloid leukemia (Ph+ CML) in CP, highlights the heightened need for better agents in all lines of therapy for CML. This demand for better agents has been demonstrated by Novartis’ strong launch of asciminib. In the fourth quarter of 2024, asciminib achieved approximately $207 million in sales. This implies that asciminib is currently operating at an approximately $828 million annual sales run rate.

ELVN-001 Opportunity

In contrast to the ATP-competitive TKIs approved for the treatment of CML, ELVN-001 is highly selective within the kinome. Importantly, our preclinical studies showed that ELVN-001 did not meaningfully interfere with the activity of particular kinases known to limit the efficacy and tolerability of approved TKIs that suffer from a number of dose-limiting toxicities. We believe that the enhanced selectivity profile of ELVN-001 coupled with its human PK will provide a wide therapeutic index. This in turn may enable greater and more prolonged target engagement as well as improved tolerability for long-term treatment. As demonstrated by the approved active site TKIs, there is a clear correlation between target coverage (as measured by fold above Phosphorylated CRKL IC50 at Cave) and 1L MMR at 12 months; better target coverage leads to higher 1L MMRs at 12 months. ELVN-001 achieved superior target coverage compared to 2nd Gen TKIs and similar target coverage compared to asciminib. Given this target coverage, we believe ELVN-001 has a wider therapeutic index compared to the currently approved active-site TKIs. We believe this wider therapeutic index will confer faster and deeper molecular responses than those observed with the approved active site agents. In 2024, we reported clinical data demonstrating anti-tumor activity in patients with CML, including in CML resistant to previous TKIs and in those who had previously received asciminib. Importantly for patients, this wide therapeutic index may not only drive deeper responses, but may also offer better tolerability, which is a top treatment goal in CML, particularly for patients who have had two prior TKIs. Based on the clinical data reported in 2024, ELVN-001 was well-tolerated, consistent with its selective kinase profile. Additionally, we have designed ELVN-001 to be a more attractive option for patients who desire more freedom from stringent administration requirements (e.g., fasting and drug-drug interactions), have co-morbidities, or are on concomitant medications. We believe tolerability and flexible use are important in a chronic disease setting where patients often require daily therapy for decades.

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

At the end of 2021, Novartis received 3L+ approval for its allosteric BCR-ABL inhibitor, asciminib. Additionally, in October of 2024, asciminib received accelerated approval by the FDA for newly diagnosed CML in addition to its full approval for previously treated CML and in CML with the T315I mutation. Early in its launch, asciminib has already achieved approximately $828 million of annualized sales, based on the results of the fourth quarter of 2024. Novartis is currently projecting asciminib to have greater than

$3 billion of annual peak sales. We believe ELVN-001 is well-positioned to follow asciminib given its complementary mechanism of action (ATP-site/active form vs. allosteric/inactive form) to asciminib. In particular, ELVN-001 demonstrated in vitro activity against the asciminib-emergent mutations associated with lack of efficacy and treatment discontinuation in both of the asciminib pivotal trials. Additionally, in our clinical data presented in 2024, ELVN-001 demonstrated a deep molecular response in a patient with CML that had developed one of these emergent mutations. We believe that ATP-site inhibitors will play an important role in the post-asciminib setting and our goal is to demonstrate that ELVN-001 is potentially the best-in-class ATP-site inhibitor. Additionally, there is potentially a rationale for ELVN-001 to combine with or compete directly with asciminib across lines of therapy based on differentiated efficacy, tolerability or administration requirements for patients.

Clinical Development Plan

We are currently enrolling our Phase 1 clinical trial in adult patients with CML. We initiated our Phase 1b dose expansion for ELVN-001 in the middle of 2024. Our Phase 1 clinical trial is designed to characterize the safety, tolerability, PK properties, and preliminary efficacy in a population of patients with CML with and without the T315I mutation. Additionally, we recently began enrolling patients with CML in a Phase 1 study in Japan. Assuming the results of the Phase 1 clinical trials are supportive, and subject to feedback from regulatory authorities, subsequent trials would include a randomized pivotal trial(s) in patients with CML. Should efficacy and safety data also support potential benefit in patients with T315I mutations, we would discuss with the FDA the optimal path forward for this patient population, which has limited treatment options.

The objectives of the Phase 1 trial is to (1) assess the safety and tolerability of ELVN-001 when administered to patients with CML, (2) understand the relationship between dose and schedule of drug with PK and anti-tumor activity, and (3) determine recommended doses for expansion in patients with CML with and without T315I. Our key efficacy measure will be the reduction of BCR-ABL transcripts in peripheral blood. We presented preliminary Phase 1a safety and efficacy data in 2024 and plan to present updated data from the Phase 1 a/b in the middle of 2025.

If our Phase 1 clinical data demonstrates an acceptable safety and tolerability profile and a strong positive efficacy signal, we would then engage with the FDA and other regulatory agencies to plan one or more registration-enabling trials in the United States and other geographies. In November 2024, ELVN-001 received Orphan Drug Designation for CML. Where possible, we plan to explore other applicable regulatory strategies pursued by other targeted therapy companies, for example Breakthrough Therapy and Fast Track designation, FDA Priority Review and/or Accelerated Approval. However, because our product candidates are in early development, there can be no assurance that the FDA will permit us to utilize an expedited approval process for any of our product candidates. The FDA’s accelerated approval pathways do not guarantee an accelerated review by the FDA. Even if our product candidates are granted a designation or qualify for expedited development, it may not actually lead to faster development or expedited regulatory review and approval or increase the likelihood that they will receive FDA approval.

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

HER2 Altered Tumors and Market Background

The overexpression, amplification or mutation of HER2 is highly associated with aggressive forms of solid cancers, including BRC, NSCLC, CRC, and several others. In the United States alone, the incidence of HER2-altered cancer is over 150,000 patients annually, including approximately 63,000 with BRC, approximately 47,000 with NSCLC and approximately 9,000 with colon cancer. Many of the past TKIs targeting this population were dual epidermal growth factor receptor (“EGFR”) and HER2 inhibitors and were dose limited by EGFR-related toxicities, such as GI and skin toxicities. These toxicities necessitate restrictive dosing regimens, leading to suboptimal HER2 engagement and attenuated therapeutic benefit. Moreover, while marketed TKIs provide a therapeutic benefit for patients with cancers driven by HER2 overexpression, they may have limited efficacy in patients harboring specific genetic alterations.

Despite advances in treatments for HER2 altered tumors, the median overall survival is less than 12 months in the advanced stage, late line therapy setting. HER2 overexpressing and amplified tumors represent a large opportunity. While HER2 amplification or overexpression is associated with many tumor types, including NSCLC, gastric cancer, CRC, and endometrial cancer, BRC currently represents the vast majority of HER2 related drug sales, as there are no TKIs that have received full FDA approval for the treatment of metastatic CRC or overexpressed/amplified NSCLC. The standard of care for HER2 metastatic BRC is chemotherapy in combination with one or more anti-HER2 monoclonal antibodies, such as trastuzumab or pertuzumab. Fam-trastuzumab deruxtecan (Enhertu) and ado-trastuzumab emtansine (Kadcyla) are both approved HER2 ADCs; however, they carry two and three black box warnings, respectively. Approved TKIs for metastatic BRC include dual EGFR and HER2 inhibitors, such as neratinib and lapatinib, in combination with capecitabine. Tucatinib is the only HER2-selective TKI and is approved in combination with trastuzumab and capecitabine. Despite demonstrating improved overall survival, the combination results in 80% all grade diarrhea (13% > Grade 3) and affords a median progression free survival of only 7.8 months. Of note, single agent tucatinib had an objective response rate (“ORR”) of only 11% in late line metastatic BRC. This is perhaps not surprising given that tucatinib only achieved concentrations above its IC90 for HER2 in approximately 40% of patients all day (over 24 hours) at its FDA approved dose. Despite its limitations, tucatinib (Tukysa) is currently generating over $500 million in annualized revenue with a 2L+ HER2+ metastatic BRC label in combination with trastuzumab and chemotherapy (capecitabine) and 2L+ RAS wild type, HER2+ metastatic CRC in combination with trastuzumab. Additionally, recent tucatinib and Kadcyla combination data in HER2+ metastatic BRC supports a larger opportunity for ELVN-002 in metastatic BRC and demonstrates the rationale for TKI and ADC combinations more broadly. Notwithstanding tremendous advances in therapeutic options for HER2 metastatic BRC, there are still no curative treatments. Approximately 25% of patients experience primary or acquired resistance and up to 50% of patients develop brain metastases.

Due to the recent approvals and success of Enhertu, the HER2-altered cancer treatment paradigm is shifting. In 2024, annual Enhertu sales were approximately $3.8 billion and it is estimated that they will be more than $15 billion by 2030. However, Enhertu does not provide sustained disease control for all patients; for example, approximately 25% of patients receiving Enhertu in 2L+ metastatic BRC progress within 12-months, majority progress within 36-48 months, approximately 50% develop brain metastases and approximately 23% discontinue treatment due to TREAEs. Due to this dynamic and the fact that a standard of care regimen has not been established post-Enhertu, we believe there is a significant patient need and market opportunity in the post-Enhertu setting. Based on the precedent established by tucatinib in HER2+ BRC and CRC, we believe dual HER2-targeting may represent an important treatment option for patients with HER2+ cancers, especially for those who progress or are intolerant to Enhertu.

ELVN-002 Opportunity

ELVN-002 is a potent, highly selective, CNS penetrant and irreversible HER2 inhibitor with activity against wild type HER2 and various HER2 mutations. ELVN-002 was designed to achieve an improved therapeutic index compared to current approved and investigational TKIs in the broad HER2 population, including HER2 mutant, amplified and overexpressed tumors. Due to significant structural homology between EGFR and HER2, most investigational agents targeting HER2 wild type and HER2 mutations are dual EGFR and HER2 inhibitors and are dose-limited by EGFR-related toxicities. In contrast, ELVN-002 was greater than 100 times more selective for HER2 over EGFR in preclinical studies. Tucatinib, a reversible small molecule inhibitor, represents the only approved selective HER2 orally active drug. However, it only achieves IC90 coverage in approximately 40% of patients all day (over 24 hours) at its FDA approved dose and lacks potency against key mutations in NSCLC and BRC. In March 2024, we reported high-level monotherapy clinical data that highlighted investigator reported responses (including unconfirmed) in both HER2+ and HER2 mutant tumors, including in patients who have progressed on Enhertu and patients with brain metastases, at doses that were well tolerated. Additionally, ELVN-002 showed greater than 10 times better target coverage at the clinically predicted combination dose based on PK in patients and preclinical HER2+ efficacy, compared to tucatinib. Moreover, ELVN-002 elicited more robust tumor growth inhibition, including regressions, compared to tucatinib in HER2-amplified subcutaneous and intracranial models. Due to its larger safety margin, irreversible inhibition and improved PK profile, we believe ELVN-002 has the potential to achieve better target inhibition and improved efficacy compared to tucatinib in a broad HER2 population.

Clinical Development Plan

We currently have two active clinical trials evaluating ELVN-002 in patients. ELVN-002 is being evaluated in a Phase 1 trial as a monotherapy agent in patients with HER2+ and HER2 mutant tumors. As part of that trial, we have also started enrolling patients with HER2 MBC in an exploratory cohort in combination with Kadcyla. We also plan to begin enrolling an exploratory cohort in combination with Enhertu for patients with HER2+ NSCLC. In a second Phase 1 trial, we are enrolling ELVN-002 in combination with trastuzumab +/- chemotherapeutic agents in patients with HER2+ solid tumors. We recently began enrolling patients with HER2+ CRC patients in a Phase 1b arm of the combination of ELVN-002 and trastuzumab. These Phase 1 clinical trials are designed to characterize the safety, tolerability, PK properties, and preliminary efficacy in a population of patients with HER2 mutant and HER2 amplified or overexpressed solid tumors.

The objective of these Phase 1 trials is to (1) assess the safety and tolerability of ELVN-002, (2) understand the relationship between dose and schedule of drug with PK and anti-tumor activity, and (3) determine recommended doses for expansion, as a monotherapy and in combinations. In the second half of 2025 we expect to report Phase 1 monotherapy data and combination data in HER2+ cancers.

After our Phase 1 clinical trials, and dependent on our data and alignment with the FDA, we believe there are multiple opportunities for a HER2 TKI, including in NSCLC, BRC, and CRC as a single agent and/or in combination with standard of care.

Based on the totality of the Phase 1 clinical data and predicated upon an acceptable safety and tolerability profile and a strong positive efficacy signal, we then expect to engage with the FDA and other regulatory agencies to plan one or more registration-enabling trials in the United States and other geographies. Where possible, we plan to explore applicable regulatory strategies pursued by other targeted therapy companies, for example Orphan Drug Designation, Breakthrough Therapy and Fast Track designation, FDA Priority Review and/or Accelerated Approval. However, because our product candidates are in early development, there can be no assurance that the FDA will permit us to utilize an expedited approval process for any of our product candidates. The FDA’s accelerated approval pathways do not guarantee an accelerated review by the FDA. Even if our product candidates are granted a designation or qualify for expedited development, it may not actually lead to faster development or expedited regulatory review and approval or increase the likelihood that they will receive FDA approval.

Additional Programs

We believe that our development approach, which is rooted in validated biology and differentiated chemistry, represents a unique opportunity to provide patients with medicines offering improved therapeutic profiles. To capitalize on this opportunity, we continue to support and advance our research pipeline in areas where we believe we can solve complex medicinal chemistry problems in a target- and indication-agnostic approach.

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

There are currently six BCR-ABL TKIs FDA approved for use in CML: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), and Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Ascen’s Iclusig (ponatinib). Most of these BCR-ABL inhibitors target additional tyrosine kinases, which can lead to debilitating side effects. Iclusig (ponatinib) is indicated for patients with CML who have resistance or intolerance to at least two prior TKIs. It is also approved for patients with the T315I mutation. However, due to its off-target kinase activity, this agent carries four black box warnings and is poorly tolerated requiring dose reductions that limit its efficacy. Novartis AG’s Scemblix (asciminib received accelerated approval by the FDA for newly diagnosed CML in addition to its full approval for previously treated CML and CML with the T315I mutation. It is designed to allosterically inhibit BCR-ABL by binding to the myristoyl pocket, which is remote from the active site and is a novel mechanism.

Other BCR-ABL TKIs under investigation include Ascentage Pharma’s olverembatinib, Terns Pharmaceuticals’ TERN-701, TargetRx’s TGRX-678, and others at various stages of development.

There are no approved TKIs for HER2 mutant NSCLC. Enhertu (fam-trastuzumab deruxtecan), an antibody drug conjugate, marketed by AstraZeneca and Daiichi-Sankyo, received accelerated approval from the FDA for this patient population in August 2022. Jiangsu HengRui Medicine Co’s pyrotinib is a dual EGFR and HER2 TKI under investigation for patients with HER2 mutant NSCLC and MBC. Boehringer Ingelheim has an ongoing Phase 3 trial with zongertinib (BI-1810631), a HER2 selective TKI, in newly diagnosed patients with HER2 mutant NSCLC. Boehringer’s zongertinib has also received FDA Priority Review and Breakthrough Therapy Designation for patients with HER2 mutant NSCLC who have received prior systemic therapy with a PDUFA date in 3Q25. Bayer’s BAY 2927088 received FDA Breakthrough Therapy Designation and increased their trial's sample size in patients with HER2 mutant NSCLC that have progressed on a prior systemic agent with no other approved treatment. BAY 2927088 is also in a Phase 3 trial in newly diagnosed patients with HER2 mutant NSCLC. Nuvalent’s NVL-330 initiated a Phase 1 trial in patients with HER2 mutant NSCLC. Cogent Biosciences' CGT4255 TKI is in late-stage research for HER2 mutant NSCLC.

For HER2 amplified and overexpressing tumors, such as BRC, there are several FDA-approved antibodies, antibody drug conjugates, and TKIs. For example, Genentech’s Herceptin (trastuzumab) and Perjeta (pertuzumab) are approved HER2-antibodies. Approved HER2-antibody drug conjugates include Genentech’s Kadcyla (ado-trastuzumab emtansine) and Daiichi Sankyo’s Enhertu. Approved TKIs for HER2 BRC include Puma’s Nerlynx (neratinib), Novartis AG’s Tykerb (lapatinib), and Seagen’s Tukysa (tucatinib). Several of these drugs are approved for other HER2-driven indications such as gastric and CRC. The competitive landscape for HER2 positive breast cancer may become more competitive as multiple novel monotherapy and combinations are presently being evaluated in early clinical trials. Boehringer Ingelheim’s zongertinib, Roche's ZN-A-1041/RG6596 and Iambic Therapeutics’ IAM1363 are HER2 selective TKIs in early-stage development for HER2-altered cancers. Furthermore, Enhertu received accelerated approval from the FDA for HER2 positive (IHC3+) unresectable or metastatic solid tumors.

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

To date, we have obtained the custom-manufactured starting materials for active pharmaceutical ingredients ("APIs") manufacture from Pharmaron and Hande Sciences and our good manufacturing practice ("GMP") APIs from Pharmaron. The drug product for the ELVN-001 program is manufactured at Latitude Pharmaceuticals Inc., Quotient Sciences, and CoreRx. The drug product for the ELVN-002 program is manufactured at Latitude Pharmaceuticals Inc. and CoreRx. We could contract with other contract manufacturing organizations ("CMOs") for the starting materials as the raw materials we use are commonly used and are available from multiple sources. We are in the process of developing our supply chain for each of our product candidates and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of APIs and drug product on a project-by-project basis based on our development needs.

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

As of January 1, 2025, our patent portfolio includes issued and pending patent applications that we own related to our HER2 and BCR-ABL programs.

For our HER2 program, we have six patent families with claims directed to our HER2 selective inhibitory compounds as composition of matter, as well as claims directed to pharmaceutical compositions and combinations comprising such compounds and uses of such compounds, e.g., for treatment of cancers, such as non-small cell lung cancer (NSCLC), colorectal cancer (CRC), and breast cancer (BRC), including cancers associated with E20IMs. The first family includes one pending U.S. non-provisional application. The second family includes pending non-provisional applications in the U.S. and in Europe. Any patents that may issue from the first or the second family are expected to expire in 2041, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The third family includes pending non-provisional applications in the U.S. and in Europe. The fourth family includes one issued U.S. patent that expires in 2042 absent any patent term extensions or terminal disclaimers; and pending non-provisional applications in the U.S., Argentina, Taiwan, Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Singapore, and South Africa. Any patents that may issue from the third or the fourth family are expected to expire in 2042, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The fifth family includes a pending Patent Cooperation Treaty (“PCT”) application. Any patents that may issue from the fifth family are expected to expire in 2043, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The sixth family includes a pending PCT application and non-provisional applications in Argentina and Taiwan. Any patents that may issue from the sixth family are expected to expire in 2044, absent any patent term adjustment, patent term extensions, or terminal disclaimers. Any patents that may issue from our pending patent applications in relation to our HER2 program are expected to expire between 2041-2044, absent any patent term adjustment, patent term extensions, or terminal disclaimers.

For the BCR-ABL program, we own five patent families with claims directed to BCR-ABL tyrosine-kinase inhibitory compounds as composition of matter, as well as claims directed to pharmaceutical compositions and combinations comprising such compounds and uses of such compounds, e.g., treatment of CML, acute myeloid leukemia ("AML"), acute lymphoblastic leukemia ("ALL"), or mixed phenotype acute leukemia, including refractory leukemias associated with a T315I mutation in BCR-ABL. The first family includes two issued U.S. patents and one issued Japanese patent that expire in 2041 absent any patent term extensions or terminal disclaimers; and pending non-provisional applications in the U.S., Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Singapore, and South Africa. The second family includes pending non-provisional applications in the U.S., China, Europe, Israel, India, Japan, Republic of Korea, Mexico, and Hong Kong. Any patents that may issue from the first or the second family are expected to expire in 2041, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The third family includes a pending U.S. non-provisional application. Any patents that may issue from the third family are expected to expire in 2042, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The fourth and the fifth families each includes a U.S. provisional application. Any patents that may issue from the fourth and the fifth families are expected to expire in 2045, absent any patent term adjustment, patent term extensions, or terminal disclaimers. Any patents that may issue from our pending patent applications in relation to our BCR-ABL program are expected to expire between 2041-2045, absent any patent term adjustment, patent term extensions, or terminal disclaimers.

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

In June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gives deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, such as the FDA, where the law is ambiguous. This landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, such as market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may lead to new policies, changes in the regulations, or disruptions to the operations of federal agencies, any of which may impact our clinical development plans.

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

In April 2014, Regulation EU No 536/2014 (Clinical Trials Regulation) was adopted to replace the Clinical Trials Directive. The Clinical Trials Regulation entered into application on January 31, 2022 and is intended to simplify the current rules for clinical trial authorization and standards of performance. For instance, it provides a streamlined application procedure via a single-entry point, a European Union portal and database. The new clinical trial portal and database will be maintained by the EMA in collaboration with the European Commission and the European Union Member States. The objectives of the new Regulation include consistent rules for conducting trials throughout the European Union, consistent data standards and adverse events listing, and consistent information on the authorization status. Additionally, information on the conduct and results of each clinical trial carried out in the

European Union will be made publicly available. From January 31, 2025, or the end of the transition period, any trials approved under the Clinical Trials Directive that continue running will need to comply with the Clinical Trials Regulation, and their sponsors must enter information on the trials in the Clinical Trials Information System.

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

Healthcare Reform

In the United States, there has been, and continues to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect the profitable sale of product candidates, including potential changes as a result of the new presidential administration. Among policy makers and payors in the United States, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. In March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. For example, in June 2021 the U.S. Supreme Court held that Texas and other challengers had no legal standing to challenge the ACA, dismissing the case on procedural grounds without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period in 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. This executive order also instructs certain governmental agencies to review existing policies and rules that limit access to health insurance coverage through Medicaid or the ACA, among others. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and healthcare measures promulgated by the Trump administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, effective April 1, 2013, which, due to subsequent legislative amendments, will stay in effect through 2032, unless Congress takes further action. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding, which could have a material adverse effect on customers for our drugs, if approved, and accordingly, our financial operations.

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. The impact of these judicial challenges and other legislative, executive and administrative actions of the government on us and the pharmaceutical industry as a whole is unclear.

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

Employees and Human Capital

Our Values

We foster an inclusive, collaborative culture committed to realizing our mission – to help people not only live longer, but live better. Our core values include:

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

As of December 31, 2024, we had 62 full-time employees. Of these employees, 47 were engaged in research or product development and clinical activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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
•
We are substantially dependent on ELVN-001 and ELVN-002. If we are unable to advance ELVN-001 or ELVN-002 through clinical development, obtain regulatory approval and ultimately commercialize or license such product candidates, or experience significant delays in doing so, our business will be materially harmed.
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
•
Our prospects depend in large part upon developing and commercializing ELVN-001 and ELVN-002 and/or licensing such product candidates and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.
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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001 and ELVN-002, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. We have not initiated clinical trials for any other product candidate.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $89.0 million for the year ended December 31, 2024. As of December 31, 2024, we had an accumulated deficit of $243.5 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
establishing and maintaining relationships with CROs, CMOs and clinical sites for the clinical development of ELVN-001, ELVN-002 and any other programs, both in the United States and internationally, including Europe and China;
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

Any changes in the manufacturing process, suppliers, or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy. We are pursuing potential alternative tablet formulations for the ELVN-001 and ELVN-002 programs and have conducted, or are conducting, bridging studies with respect to those formulations. If we pursue other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are very early in our development efforts. In addition, we are substantially dependent on ELVN-001 and ELVN-002. If we are unable to advance ELVN-001 or ELVN-002 through clinical development, obtain regulatory approval and ultimately commercialize or license such product candidates, or experience significant delays in doing so, our business will be materially harmed.

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. We have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of ELVN-001 and ELVN-002, including the development of any combination drug products or companion diagnostics, or the licensing of such product candidates. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

Our prospects depend in large part upon developing and commercializing ELVN-001 and ELVN-002 and/or licensing such product candidates and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates including ELVN-001, ELVN-002 and product candidates from our research programs, including the development of any combination drug products or companion diagnostics, or entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop or commercialize our product candidates. A product candidate can unexpectedly fail at any stage of development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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
•
maintaining and establishing relationships with CROs, CMOs and clinical sites for the clinical development of our product candidates both in the United States and internationally, including in Europe, China and in other countries in the future;
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

Although a substantial amount of our efforts will focus on the continued preclinical and clinical testing and potential approval of our product candidates in our current pipeline, we expect to continue to innovate and potentially expand our portfolio. Research programs to identify product candidates may require substantial additional technical, financial and human resources, whether or not any new potential product candidates are ultimately identified. Our success may depend in part upon our ability to identify, select and develop promising product candidates and therapeutics. We may expend resources and ultimately fail to discover and generate additional product candidates suitable for further development. Even if we successfully advance any product candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this section. All product candidates are prone to risks of failure typical of biotechnology product development, including the possibility that a product candidate may not be suitable for clinical development as a result of its harmful side effects, limited efficacy or other characteristics indicating that it is unlikely to receive approval by the FDA, the EMA and other comparable foreign regulatory authorities and achieve market acceptance. If we do not successfully develop, commercialize and/or license ELVN-001 or ELVN-002, or if we do not successfully identify, develop and commercialize new product candidates, our business, prospects, financial condition and results of operations could be adversely affected.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. The FDA or a comparable regulatory authority may require approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate. We and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests (“LDTs”) and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In April 2024, the FDA issued a final rule that amends the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and phases out its enforcement discretion for LDTs. These future issuances from the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to it on a timely basis or at all.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for ELVN-001 and ELVN-002, the FDA, EMA or other comparable foreign regulatory authorities have required, and may in the future require, us to conduct additional studies before they allow us to initiate additional clinical trials or at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Further, changes in regulations in the United States and other countries may increase our compliance costs, make it more difficult to conduct trials in some countries or to implement global trials, or result in changes to our current clinical plans and timelines. Before obtaining marketing approval from the FDA of ELVN-001, ELVN-002 or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. We could encounter delays because we may need to relocate our corporate headquarters, which includes office and laboratory space. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or independent ethics committees of the institutions in which such trials are being conducted, by a Data Safety Monitoring Board for such trial or by the FDA or foreign regulatory authorities. Such authorities may impose such a suspension or termination due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or foreign regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse events, failure to demonstrate a benefit from using a pharmaceutical, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. In addition, changes in regulatory requirements and policies may occur, and we may need to amend clinical trial protocols to comply with these changes. For example, the Clinical Trials Regulation EU No 536/2014 entered into application on January 31, 2022, which aims to harmonize and streamline clinical trial authorization, simplify adverse event reporting procedures, and increase clinical trial transparency. Changes to regulatory requirements or the implementation of new requirements can increase the costs of compliance and expose us to great liabilities. Amendments may require us to resubmit our clinical trial protocols to IRBs or ethics committees for reexamination, which may impact the costs, timing or successful completion of a clinical trial. Certain of our investigators are also scientific advisors or consultants who receive compensation from us. Under certain circumstances, we may be required to report some of these relationships to the FDA.

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

From time to time, we have publicly disclosed and may publicly disclose additional preliminary, interim or topline data from our preclinical studies and clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors in the future could result in volatility in the price of our common stock.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trials’ conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited, and we have experienced minor delays in enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML and for solid tumors with HER2 alterations, it may make it difficult for us to enroll patients in our trials for the same indications. For example, CML patient enrollment could have been and will likely be affected by the approval of Scemblix (asciminib) as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Similarly, patient enrollment for our clinical trials directed to solid tumors with HER2 alterations and overexpressing and amplified HER2 may be impacted by competing therapeutics approved for NSCLC, metastatic breast cancer (“MBC”) or CRC or for tumors with the same genetic mutation as the indications we may pursue for our product candidates, as well as clinical trials of other investigational products that may compete with our trials. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate.

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

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. We have established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

Boehringer Ingelheim has an ongoing Phase 3 trial with zongertinib (BI-1810631), a HER2 selective TKI, in newly diagnosed patients with HER2 mutant NSCLC. Boehringer’s zongertinib has also received FDA Priority Review and Breakthrough Therapy Designation for patients with HER2 mutant NSCLC who have received prior systemic therapy with a PDUFA date in 3Q25. Bayer’s BAY 2927088 received FDA Breakthrough Therapy Designation and increased their trial’s sample size in patients with HER2 mutant NSCLC that have progressed on a prior systemic agent with no other approved treatment. BAY 2927088 is also in a Phase 3 trial in newly diagnosed patients with HER2 mutant NSCLC. Nuvalent’s NVL-330 initiated a Phase 1 trial in patients with HER2 mutant NSCLC. Cogent Biosciences’ CGT4255 TKI is in late-stage research for HER2 mutant NSCLC.

For HER2 amplified and overexpressing tumors, such as BRC, there are several FDA-approved antibodies, antibody drug conjugates, and TKIs. For example, Genentech’s Herceptin (trastuzumab) and Perjeta (pertuzumab) are approved HER2-antibodies. Approved HER2-antibody drug conjugates include Genentech’s Kadcyla (ado-trastuzumab emtansine) and Daiichi Sankyo’s Enhertu. Approved TKIs for HER2 BRC include Puma’s Nerlynx (neratinib), Novartis AG’s Tykerb (lapatinib), and Seagen’s Tukysa (tucatinib). Several of these drugs are approved for other HER2-driven indications such as gastric and CRC. The competitive landscape for HER2 positive breast cancer may become more competitive as multiple novel monotherapy and combinations are presently being evaluated in early clinical trials. Boehringer Ingelheim’s zongertinib, Roche's ZN-A-1041/RG6596 and Iambic Therapeutics’ IAM1363 are HER2 selective TKIs in early-stage development for HER2-altered cancers. Furthermore, Enhertu received accelerated approval from the FDA for HER2 positive (IHC3+) unresectable or metastatic solid tumors.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we are in the process of changing the formulation of our ELVN-002 drug to a tablet form, and performing bridging studies to potentially change the formulation of our ELVN-001 drug to a tablet form. This could increase our costs and/or could delay regulatory approval. Such changes carry the risk that they will not achieve these intended objectives.

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

When cancer is detected early (referred to as localized disease), conventional treatments which include chemotherapy, hormone therapy, surgery and radiation therapy and/or selected targeted therapies may be adequate to cure the patient in many cases. However, once cancer has spread to other areas (advanced or metastatic disease), cancer treatments may not be sufficient to provide a cure but often can significantly prolong life without curing the cancer. First-line (“1L”) therapies designate treatments that are initially administered to patients with advanced or metastatic disease, while second-line (“2L”) and third-line (“3L”) or later line therapies are administered to patients when the prior therapies lose their effectiveness. The FDA, EMA and other comparable foreign regulatory bodies often approve cancer therapies for a particular line of treatment. Typically, drug approvals are initially granted for use in later lines of treatment, but with additional evidence of significant efficacy from clinical trials, biopharmaceutical companies can successfully seek and gain approval for use in earlier lines of treatment.

We plan to initially seek approval of our product candidates in most instances at least as a 2L or 3L therapy, for use in patients with advanced or metastatic cancer where at least one prior therapy has limited clinical benefit or has lost its effectiveness. For those product candidates that prove to be sufficiently safe and effective, if any, we would expect to seek approval as a 2L therapy and potentially ultimately as a 1L therapy. There is no guarantee that our product candidates, even if approved as a second, third or subsequent line of therapy, would be approved for an earlier line of therapy, and prior to any such approvals we may have to conduct additional clinical trials that may be costly, time-consuming and subject to risk.

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

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Any actions by federal and state governments, such as the Inflation Reduction Act of 2022 (“IRA”), and health plans aimed at putting additional downward pressure on pharmaceutical pricing and health care costs could negatively impact coverage and reimbursement for our product candidates if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see “We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.”

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

As part of our development strategy, we are seeking strategic collaborations to develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development, including evaluating ELVN-002 in combination with ADCs and in combination with trastuzumab +/- chemotherapy. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We currently conduct our clinical trials for ELVN-001 in the United States, Australia, France, Germany, South Korea, Canada, Spain, Israel, Japan and the United Kingdom. In the future, we may conduct clinical trials for ELVN-001 in other countries, including but not limited to China, Poland, Italy, Belgium, Netherlands, and Hungary. We are conducting our clinical trials for ELVN-002 in the United States, Spain, France, Italy, Australia, Taiwan, South Korea, Belgium and the Netherlands. In the future, we may also conduct clinical trials for ELVN-002 in other countries. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, and we may face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data. For example, the FDA has declined to approve other applications that contained primarily China-generated clinical data. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If we are unable to obtain or utilize appropriate study data for any reason, including any failure or refusal to accept study data by the FDA, EMA or any applicable foreign regulatory authority, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

We received orphan drug designation for ELVN-001. We may not be able to obtain additional orphan drug designations or obtain or maintain orphan drug exclusivity for our product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In November 2024, ELVN-001 received orphan drug designation for CML. There can be no assurances that we will be able to obtain any additional orphan designations or other designations for other product candidates.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to Priority Review. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. In view of the overturn of the Chevron doctrine in Loper Bright Enterprises v. Raimondo, this landmark Supreme Court decision may invite various stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including market exclusivities, which could lead to uncertainties in the industry. Further, changes in the leadership of the FDA and other federal agencies under the Trump administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, including as a result of the new presidential administration. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

Since its enactment, there have been executive, judicial and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Thus, the ACA will remain in effect in its current form. Prior to the Supreme Court’s decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is possible that the ACA will be subject to judicial or Congressional challenges in the future. It is unclear how such challenges and healthcare measures initiated by the Trump administration will impact the ACA, our business, financial condition and results of operations. Complying with any new legislation or change in regulatory requirements could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future litigation against the HHS or CMS, including those in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the new presidential administration.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. In 2021, many states passed or considered state drug price transparency and reporting laws that substantially increase the compliance burdens on pharmaceutical manufacturers. The impact of these legislative, executive, and administrative actions and any future healthcare measures and agency rules implemented by the Trump administration on us and the pharmaceutical industry as a whole is unclear. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product candidates if approved. Complying with any new legislation and regulatory changes could be time-intensive and expensive, resulting in a material adverse effect on our business, and expose us to greater liability.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, action by the current administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain timely regulatory approval for our product candidates. In addition, in recent years, including in 2018 and 2019, the United States government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

We collect, receive, retain, store, use, share, disclose, transfer, make accessible, disseminate, and otherwise process data (including personal and clinical trial information) relating to our employees and contractors, and other persons. Accordingly, we are, or may become, subject to numerous legal and contractual obligations regarding the privacy, security, protection, and collection, storing, sharing, use, processing, transfer, and disclosure of certain data, including personal information. For example, we are, or may become, subject to various federal, state, local, and foreign laws, directives, and regulations regarding privacy, data protection, and data security, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security and we strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security, to the extent possible. The regulatory frameworks for privacy, data protection and data security worldwide are evolving and are likely to remain complex and uncertain for the foreseeable future. Any perception of privacy, data security, or data protection concerns or an inability, by us or third parties that we rely on, to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation, and adversely affect our business, financial condition, and results of operations.

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

Furthermore, certain health privacy laws, data breach notification laws, consumer protection laws and genetic information laws may apply directly to our operations and/or those of our collaborators and may impose or be asserted to impose restrictions on our collection, receipt, retention, storage, use, sharing, disclosure, dissemination, transfer or other processing of individuals’ personal information, including health information. Individuals from whom we or our collaborators may obtain personal information, including health information, as well as the healthcare providers who may share this information with us, may have statutory or contractual rights that require certain security measures to protect such information or limit the ability to collect, retain, store, use, share, disclose, disseminate, transfer, and otherwise process the information. We may be required to expend significant capital and other resources to support our ongoing compliance efforts regarding applicable privacy, data protection, and data security laws. Claims that we have violated individuals’ privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. For example, the French national data protection authority has enacted specific requirements for the processing of health data. We are assessing our obligations under certain data protection requirements in the EU, and we may be required to modify our operations and relevant policies and practices in our efforts to comply with such requirements, which could require us to incur substantial costs and expenses. Additionally, we could be subject to recently enacted UK data privacy and protection laws, regulations and standards, if we decide to enroll patients in UK clinical trials. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. The United States and EU replaced the EU-U.S. Privacy Shield transfer framework with the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), which was the subject of an adequacy decision by the European Commission on July 10, 2023, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. The Swiss-U.S. DPF was the subject of an adequacy decision that was effective on September 15, 2024. The EU-U.S. DPF has faced a legal challenge, and it, the Swiss-U.S. DPF, and the UK Extension may be subject to additional legal challenges, from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to a four-year “sunset” period, after which the European Commission’s adequacy decision may be renewed. During that period, the European Commission will monitor the legal situation in the UK and may intervene at any time with respect to its adequacy decision. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

We may also be subject to federal and state privacy, data protection and data security laws and regulations in the United States including, without limitation, laws that regulate personal information, including health information. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy, data protection, and data security obligations on entities handling personal information of California consumers, devices, or households. The CCPA requires covered companies to provide new disclosures to California consumers about such companies’ data collection, use and sharing practices and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA also provides consumers with a private right of action in certain data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act (“CPRA”), which significantly modified the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, became operative on January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that has authority to implement and enforce the CCPA and the CPRA.

The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that took effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, and

Tennessee have enacted similar legislation that has taken, or will take, effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will take effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice recently issued a final rule that takes effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries. Collectively, these laws and regulations represent a trend toward more stringent laws and regulations addressing data transfers and other privacy and data security matters in the United States. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with new and evolving legislation relating to privacy and data security.

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

We currently have a small team focused on research and development of small molecule therapeutics. Our ability to discover and develop any product candidates is dependent on our chemists. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and scientific and medical staff, particularly Sam Kintz, our President, Chief Executive Officer and director, Joseph P. Lyssikatos, our Chief Scientific Officer, and Helen Collins, our Chief Medical Officer. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “Key Person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of December 31, 2024, we had 62 full-time employees. Of these employees, 47 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2024, we had 62 full-time employees. Of these employees, 47 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize and/or license ELVN-001, ELVN-002 and any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

In the ordinary course of our business, we collect, store, transmit, and otherwise process large amounts of data, including intellectual property, proprietary or confidential data, employee data, and personal information. We also collect, store, transmit, and otherwise process health information, in connection with our clinical trials. It is critical that we do so in a secure manner to maintain the confidentiality, integrity, and availability of such data. Our obligations under applicable laws, regulations, contracts, industry standards, and other documentation may include maintaining the confidentiality, integrity, and availability of such data in our possession or control, maintaining reasonable and appropriate security safeguards as part of an information security program, and restrictions on the use and disclosure of such data. These obligations create potential legal liability to regulators, business partners, clinical trial participants, employees, and other relevant stakeholders.

We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties and have incorporated third-party technology into our information technology infrastructure, which collects, transmits, stores, and processes intellectual property, proprietary or confidential data, employee data, and personal information. As a result, we manage a number of third-party providers who may or could have access to our information technology systems or to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to additional third parties.

Despite the implementation of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are from time to time vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, power outages, natural disasters, global pandemics (such as COVID-19), terrorism, acts of vandalism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties (including nation- state and nation-state supported actors), or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, denial-of-service attacks, phishing attacks and other forms of social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or lead to the unauthorized access to or acquisition, use, corruption, loss, destruction, alteration, dissemination, or other processing of, or damage to, our data. For example, from time to time, we experience an increase in phishing and other social engineering attacks from third parties in connection with our increase in remote work in recent years. As a result, we, as well as any of our CROs, clinical trial sites, manufacturers, other contractors or consultants who may be operating in remote work environments may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls designed to reduce the risk of a cyber security or data security incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees primarily working remotely. Additionally, we are migrating certain data analysis functions from outsourced providers to in-house resources, which may create additional security risks.

Any cyber-attack, disruption, or other security breach or incident, including any such event resulting in any unauthorized, unlawful, or accidental access to, or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential or personal information) or applications, or any belief or reporting that any of these occurred, could lead to us incurring liability and reputational damage and delays in the development and commercialization of our product candidates. There can be no assurance that our data protection and security efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, will prevent significant breakdowns, interruptions, or other disruptions in systems, any security breaches, or other security incidents that result in unauthorized, unlawful, or accidental access to or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, our data that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our programs (including clinical trials) and the development of our product candidates could be delayed. In addition, significant disruptions of our internal information technology systems or security incidents could result in the loss, misappropriation, and/or unauthorized access, use, acquisition, or disclosure of, or the prevention of access to, data (including trade secrets or other confidential data, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized, unlawful, or accidental access, use, or disclosure of personal information, including personal information regarding our employees or business partners, could harm our reputation directly, compel us to comply with breach notification laws, subject us to financial exposure related to investigation of the incident (including cost of forensic examinations), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

We also rely on third parties to manufacture our product candidates, and similar events relating to their computer systems could also have a material adverse effect on our business. We and our third-party providers may not have the resources or technical sophistication to anticipate or prevent all cyber-attacks or other means to gain access to systems or otherwise cause or implement security breaches or incidents. Techniques used to obtain unauthorized access to systems are increasingly sophisticated, change frequently and may not be known until launched against us or our third-party providers. While we have no reason to believe that we have experienced a material data security incident that we have not discovered, attackers have become very sophisticated in the way they conceal their unauthorized access to systems, and some organizations that have been attacked are not aware that they have been attacked. Any incident that leads to loss of or unauthorized access to, or use, alteration, disclosure, or other processing of information of individuals, including but not limited to personal information regarding our employees, or any belief or reporting that any such incident has occurred, could disrupt our business, harm our reputation, compel us to comply with applicable data breach notification laws, subject us to time consuming, distracting and expensive litigation, regulatory investigation and oversight, mandatory corrective action, require us to verify the correctness of database contents, or otherwise subject us to liability under laws, regulations and contractual obligations, including those that protect the privacy and security of personal information. This could result in increased costs to us and result in significant legal and financial exposure and/or reputational harm.

There have been and may continue to be significant supply chain attacks and we cannot guarantee that our or our third-party providers’ systems have not been breached or that they do not contain exploitable defects or bugs that could result in a security breach or incident of, or other disruption to, our systems and networks or the systems and networks of third parties that support us. Our ability to monitor our third-party providers’ security measures is limited, and, in any event, those security measures may be circumvented or otherwise fail, resulting in the unauthorized, unlawful, or accidental access to, misuse, disclosure, loss, destruction, or other processing of our data, including employee personal information and other sensitive information. We have not experienced a cybersecurity incident that has been determined to be material, but our and our third-party providers’ and partners’ information technology systems have and may in the future experience cybersecurity incidents or vulnerabilities that could be exploited from inadvertent or intentional actions of our employees, third-party providers, business partners, or by malicious third parties. Cybersecurity attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. Additionally, due to the geopolitical unrest associated with Russia’s invasion of Ukraine and the widening conflict in the Middle East, we and our CROs, contractors, and other third-party providers and collaborators may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches.

Security incidents that impact our information technology systems could result in actual or alleged breaches of our contracts (some of which may not have liability limitations and/or require us to indemnify affected parties) and could lead to litigation with collaborators, clinical trial participants, or other relevant stakeholders. These proceedings could force us to spend money in defense or settlement, divert management’s time and attention, increase our costs of doing business, adversely affect our reputation or otherwise adversely affect our business. Similarly, security incidents could lead to regulatory investigations. We could be required to fundamentally change our business activities and practices in response to such litigation, which could have an adverse effect on our business.

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

Further, any disruption or security breach or other incident that does or is perceived to result in unauthorized, unlawful, or accidental access to or acquisition, use, corruption, loss, destruction, alteration or other processing of, or damage to, our data, including our confidential or proprietary data, could expose us to litigation and governmental investigations, could delay the further development and commercialization of our product candidates, and could subject us to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

Although we do not currently own issued patents or pending patent applications that have been generated through the use of United States government funding, we may acquire or license in the future intellectual property rights that have been generated through the use of United States government funding or grants. Pursuant to the Bayh-Dole Act of 1980, the United States government has certain rights in inventions developed with government funding. On December 8, 2023, the National Institute of Standards and Technology (“NIST”) released the Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights (“Guidance”) to the public for comment. The Guidance represents the first federal framework specifying that price can be a factor in considering whether the government may exercise its march-in authority pursuant to 35 U.S.C. 200 et seq. (Bayh-Dole). These United States government march-in rights include a non-exclusive, non-transferable, irrevocable worldwide license to use inventions for any governmental purpose. In addition, the United States government has the right, under certain limited circumstances, to require us to grant exclusive, partially exclusive, or non-exclusive licenses to any of these inventions to a third party if it determines that: (1) adequate steps have not been taken to commercialize the invention; (2) government action is necessary to meet public health or safety needs; or (3) government action is necessary to meet requirements for public use under federal regulations, also referred to as march-in rights. If the United States government exercised its march-in rights in our future intellectual property rights that are generated through the use of United States government funding or grants, we could be forced to license or sublicense intellectual property developed by us or that we license on terms unfavorable to us, and there can be no assurance that we would receive compensation from the United States government for the exercise of such rights. The United States government also has the right to take title to these inventions if the grant recipient fails to disclose the invention to the government or fails to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us to expend substantial resources. In addition, the United States government requires that any products embodying any of these inventions or produced through the use of any of these inventions be manufactured substantially in the United States. This preference for United States industry may be waived by the federal agency that provided the funding if the owner or assignee of the intellectual property can show that reasonable but unsuccessful efforts have been made to grant licenses on similar terms to potential licensees that would be likely to manufacture substantially in the United States or that under the circumstances domestic manufacture is not commercially feasible. This preference for United States industry may limit our ability to contract with non-United States product manufacturers for products covered by such intellectual property.

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

In order to commercially produce our products, if approved, either at a third party’s facility or in any of our facilities, we will need to comply with the FDA’s cGMP regulations and guidelines. We have encountered, and could in the future encounter, difficulties in achieving quality control and quality assurance and may experience shortages of qualified personnel. We are subject to inspections by the FDA and comparable foreign regulatory authorities to confirm compliance with applicable regulatory requirements. Any failure to follow cGMP or other regulatory requirements or delay, interruption or other issues that arise in the manufacture, fill-finish, packaging, or storage of our precision medicines as a result of a failure of our facilities or the facilities or operations of third parties to comply with regulatory requirements or pass any regulatory authority inspection could significantly impair our ability to develop and commercialize our product candidates, including leading to significant delays in the availability of our precision medicines for our clinical trials or the termination of or suspension of a clinical trial, or the delay or prevention of a filing or approval of marketing applications for our product candidates. Significant non-compliance could also result in the imposition of sanctions, including warning or untitled letters, fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approvals for our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of products, operating restrictions and criminal prosecutions, any of which could damage our reputation and our business.

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

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense.

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
•
failure to meet or exceed financial and development projections we may provide to the public or the investment community;
•
announcements of significant program updates by us or our competitors;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the Russia-Ukraine conflict, widening conflict in the Middle East, geopolitical events, the new presidential administration, or otherwise could materially and adversely affect our business and the value of our common stock. For example, we have established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis or at all, we would be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of December 31, 2024, we had $313.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into mid-2027. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million (the “Shelf Registration”). On June 23, 2023, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time through an “at-the-market” program under the Securities Act, having an aggregate offering price of up to $200.0 million through the Sales Agent. Through December 31, 2024, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. Additionally, in March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock (the "Pre-Funded Warrants") and received aggregate net proceeds of $89.7 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

Given our capital constraints, we will need to prioritize spending on our clinical and preclinical programs. If we are unable to raise sufficient funds to support our current and planned operations, we may elect to discontinue certain of our ongoing activities or programs to focus on other clinical and preclinical programs. Our inability to raise additional funds could also prevent us from taking advantage of opportunities to pursue promising new or existing programs in the future. In the event that we would need to obtain additional funding, our ability to raise or access capital may be affected by macroeconomic events and disruptions to the banking and financial sectors. Failures of banks and other financial institutions, such as Silicon Valley Bank in March 2023, or issues in the broader U.S. financial system, including the federal government’s potential failure to raise the debt ceiling, may impact the broader capital markets, and in turn, may impact our ability to access those markets or negatively impact our investments. Further, a tightening of credit markets and lending standards could make it more difficult for us to raise capital through either debt or equity offerings on commercially reasonable terms or at all.

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

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we may take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. After we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company” which may allow us to take advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Even after we no longer qualify as an emerging growth company, we expect to still qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 under the Exchange Act, in at least the near term, which will allow us to take advantage of many of the same exemptions from disclosure requirements, including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in the definitive proxy statement/prospectus and in our periodic reports and proxy statements. Once we are no longer an emerging growth company, a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. We will cease to be an emerging growth company on December 31, 2025, which is the end of the fifth fiscal year after the completion of our initial public offering.

Our issuance of additional capital stock pursuant to our equity incentive plan and employee stock purchase plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and Pre-Funded Warrants to purchase 1,071,505 shares of our common stock in the Private Placement. Through December 31, 2024, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

As of December 31, 2024, we had federal NOLs of approximately $203.5 million, of which approximately $195.5 million do not expire and approximately $8.0 million will begin to expire in 2037 for U.S. federal tax purposes. As of December 31, 2024, we also had state NOLs of approximately $265.8 million, which will expire at various dates through 2044.

As of December 31, 2024, we had federal tax credit carryforwards of approximately $13.4 million, which will expire at various dates through 2044. We also had state tax credit carryforwards of approximately $2.3 million, of which approximately $1.5 million will not expire. The remaining state tax credit carryforwards will expire at various dates through 2038.

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

In addition, under Internal Revenue Code of 1986, as amended (the "IRC"), Section 382 and Section 383, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as tax credit carryforwards) to offset its post-change income may be limited, including as a result of ownership changes that are beyond its control. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in the company’s equity ownership by certain “5-percent shareholders” over a rolling three-year period. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have completed an analysis and determined that ownership changes have occurred under Section 382 in the past, as well as in 2023 due to the Merger. Our deferred tax assets have been reduced by the amount of NOLs and tax credit carryforwards expected to expire unused due to the Section 382 and Section 383 limitations. We may experience subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical NOLs and tax credit carryforwards are materially limited, it will adversely affect our future operating results by effectively increasing our future income tax obligations.

Changes in tax laws or in their implementation may adversely affect our business, operating results, or financial condition.

Changes in tax laws, including changes to tax rates, tax treaties, and regulations or their interpretation, may cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise may adversely affect our business, operating results, or financial condition. For example, on December 22, 2017, the United States government enacted the TCJA, which significantly reformed the IRC. The TCJA, as amended by the CARES Act, among other things, contained significant changes to corporate taxation, including a reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, the limitation of the tax deduction for net interest expense to 30% of adjusted taxable income (except for certain small businesses), the limitation of the deduction for NOLs to 80% of current year taxable income and the elimination of NOL carrybacks, in each case, for NOLs arising in taxable years beginning after December 31, 2017 (though any such NOLs may be carried forward indefinitely), the requirement for research and experimental (“R&E”) expenditures to be capitalized for tax years beginning after December 31, 2021, and the modification or repeal of many other business deductions and credits. In accordance with the TCJA, R&E expenditures under IRC Section 174 are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses beginning in 2022. As a result, we have capitalized R&E expenditures in our current tax provision.

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

As of December 31, 2024, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 72.3% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Not applicable.

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

Our Chief Legal Officer, with the assistance of and informed by our Head of IT, and our external consultants, is primarily responsible for overseeing our cybersecurity risk management framework, including assessing and managing our material risks from cybersecurity threats, as well as monitoring the prevention, detection, mitigation, and remediation of cybersecurity incidents. Our Chief Legal Officer has experience as a senior legal, compliance and operations executive in highly regulated companies, including in roles with executive-level responsibility for overseeing data privacy and security compliance. Our Head of IT has experience overseeing the IT function, including cybersecurity, for private and public biotechnology.

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

Item 2. Properties.

Our corporate headquarters are located in Boulder, Colorado. In September 2024, we entered into a lease (the "Lease") with Crestview, LLC for approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. The Lease replaces our existing sublease for more space in the same location. We believe that our facility is adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders of Record

As of December 31, 2024, there were approximately 20 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties, including those described in the section titled “Special Note Regarding Forward-Looking Statements.” Our actual results and the timing of selected events could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those set forth under the section titled “Risk factors” included elsewhere in this Annual Report on Form 10-K.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule therapeutics. Our team includes leading chemists who have been the primary or co-inventors of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products at their prior companies: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing two product candidates, ELVN-001 and ELVN-002, as well as pursuing several additional research stage opportunities that align with our development approach.

The following table summarizes our lead product candidates:

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in the Private Placement common stock and Pre-Funded Warrants, resulting in aggregate gross proceeds of $90.0 million. Through December 31, 2024, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $313.4 million.

Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-K.

As of December 31, 2024, we had an accumulated deficit of $243.5 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $89.0 million and $71.6 million for the years ended December 31, 2024 and 2023, respectively. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors including the timing and scope of our research and development activities. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, if and as we:

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

The Merger and Financing Transaction

On October 13, 2022, we entered into the Merger Agreement with Former Enliven and Merger Sub. Pursuant to the Merger Agreement, Merger Sub merged with and into Former Enliven, with Former Enliven continuing as our wholly owned subsidiary and the surviving corporation of the Merger. The Merger was intended to qualify for U.S. federal income tax purposes as a tax-free reorganization under the provisions of Section 368(a) of the IRC. In the event that Former Enliven stockholders, including stockholders that participated in the Financing Transaction where an aggregate of $164.5 million of common stock of Former Enliven was purchased, were in “control” of us immediately after the Merger (within the meaning of Section 368(c) of the IRC), the Merger was also intended to qualify as a non-taxable exchange of shares of Former Enliven common stock for shares of our common stock within the meaning of Section 351(a) of the IRC.

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

External expenses include:

•
payments to third parties in connection with the development of our product candidates, including agreements with third parties such as CROs, CMOs and consultants;

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

We expense research and development expenses in the periods in which they are incurred. At any one time, we are working on multiple programs. Our internal resources, employees and infrastructure are not directly tied to any one research or drug discovery program and are typically deployed across multiple programs. External expenses are recognized based on an evaluation of the progress to completion of specific tasks using information provided to us by our service providers or our estimate of the level of service that has been performed at each reporting date. We utilize CROs for our research and development activities and CMOs for our manufacturing activities, and we do not have our own manufacturing facilities.

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

Results of Operations

Comparison of the years ended December 31, 2024 and 2023

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Operating expenses:
Research and development	$80,778	$64,574
General and administrative	23,776	18,955
Total operating expenses	104,554	83,529
Loss from operations	(104,554)	(83,529)
Other income (expense), net	15,530	11,945
Net loss	$(89,024)	$(71,584)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
External expenses:
ELVN-001	$15,402	$13,586
ELVN-002	28,488	18,539
Other	10,534	13,493
Total external expenses	54,424	45,618
Internal expenses:
Employee related expenses	23,882	16,472
Facilities, laboratory supplies and other	2,472	2,484
Total internal expenses	26,354	18,956
Total research and development expenses	$80,778	$64,574

Research and development expenses were $80.8 million for the year ended December 31, 2024 compared to $64.6 million for the year ended December 31, 2023, an increase of $16.2 million. This increase was primarily due to increases in external research and development costs, consisting of $10.0 million in ELVN-002 costs and $1.8 million in ELVN-001 costs due to progression of clinical trials, partially offset by a decrease of $3.0 million in other external costs primarily related to lower research costs net of higher consulting costs, as well as increases in internal research and development costs, consisting of $4.0 million in stock-based compensation and $3.4 million in salaries and benefits.

General and Administrative Expenses

General and administrative expenses were $23.8 million for the year ended December 31, 2024 compared to $19.0 million for the year ended December 31, 2023, an increase of $4.8 million. The increase was primarily due to an increase of $4.5 million in stock-based compensation primarily related to higher valuations on equity grants and $2.1 million in salaries and benefits, partially offset by a decrease of $1.3 million in stock-based compensation as a result of the acceleration of stock option vesting in connection with the Merger in February 2023 and $0.5 million in other costs.

Other Income (Expense), Net

Other income was $15.5 million for the year ended December 31, 2024 compared to $11.9 million for the year ended December 31, 2023, an increase of $3.6 million. The increase was primarily related to higher interest income of $2.9 million due to higher interest rates and higher investment balances and a gain of $0.9 million related to the change in fair value of the CVR liability upon remeasurement, partially offset by income tax expense of $0.2 million related to the CVR milestone payment.

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

On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S-3. Through December 31, 2024, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of December 31, 2024 and 2023, there was $200.0 million available for use under the shelf registration statement on Form S-3, excluding our common stock that may be offered under the Sales Agreement. As of December 31, 2024 and 2023, there was $160.0 million and $200.0 million, respectively, of our common stock available for sale under the Sales Agreement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our BCR-ABL and HER2 programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. As of December 31, 2024, we had cash, cash equivalents and marketable securities of $313.4 million.

Future Capital Requirements

To date, we have not generated any revenue. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our product candidates, and we do not know when, or if, that will occur. Until such time as we can generate significant revenue from product sales, if ever, we will continue to require substantial additional capital to develop our product candidates and fund operations for the foreseeable future. We expect our expenses to increase significantly in connection with our ongoing activities as described in greater detail below. We are subject to all the risks incident in the development of new biopharmaceutical products, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may harm our business. We expect our expenses to increase significantly, if and as we:

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(73,192)	$(61,269)
Net cash used in investing activities	(35,997)	(148,412)
Net cash provided by financing activities	133,165	234,286
Net increase in cash, cash equivalents and restricted cash	$23,976	$24,605

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2024 was $73.2 million. This consisted primarily of a net loss of $89.0 million, net cash outflows from changes in our operating assets and liabilities of $4.5 million (primarily due to an increase in prepaids and other assets, partially offset by a net increase in accounts payable and accrued expenses and other liabilities) and non-cash change in the fair value of the CVR liability of $0.9 million, partially offset by non-cash charges for stock-based compensation of $20.2 million, non-cash amortization of premiums and discounts on marketable securities of $0.4 million and other non-cash charges of $0.6 million.

Net cash used in operating activities during the year ended December 31, 2023 was $61.3 million. This consisted primarily of a net loss of $71.6 million and non-cash amortization of premiums and discounts on marketable securities of $4.6 million, partially offset by non-cash charges for stock-based compensation of $12.9 million, net cash inflows from changes in our operating assets and liabilities of $1.4 million (primarily due to a net increase in accounts payable and accrued expenses and other liabilities, partially offset by an increase in prepaids and other assets) and other non-cash charges of $0.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the year ended December 31, 2024 was $36.0 million. This consisted primarily of cash used to purchase marketable securities of $350.7 million and payment of the CVR milestone (net of permitted deductions) of $9.1 million, partially offset by proceeds from maturities of marketable securities of $313.9 million and receipt of the CVR milestone of $10.0 million.

Net cash used in investing activities during the year ended December 31, 2023 was $148.4 million. This consisted primarily of cash used to purchase marketable securities of $268.3 million, partially offset by proceeds from maturities of marketable securities of $120.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2024 was $133.2 million. This consisted primarily of net proceeds from the sale of shares of our common stock and Pre-Funded Warrants in the Private Placement of $89.7 million, net proceeds from the sale of shares of our common stock pursuant to the Sales Agreement of $39.2 million, proceeds from the exercise of stock options of $3.6 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.7 million.

Net cash used in financing activities during the year ended December 31, 2023 was $234.3 million. This consisted primarily of net proceeds of $161.4 million resulting from the sale of shares of our common stock in the Financing Transaction, net cash acquired in connection with the reverse recapitalization of $73.1 million, and proceeds from the exercise of stock options of $0.4 million, partially offset by deferred offering costs related to the Sales Agreement of $0.6 million.

Contractual Obligations and Commitments

We subleased certain office and laboratory space in Boulder, Colorado, under a sublease, which expired on December 31, 2024.

In September 2024, we entered into the Lease, which is a non-cancellable operating lease. Under the terms of the Lease, we will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. The Lease replaces our previous sublease for more space in the same location.

The following table summarizes our contractual obligations and commitments as of December 31, 2024 (in thousands):

	Payments Due by Period
	Total	2025	2026	Thereafter
Operating lease obligations - facility sublease	$—	$—	$—	$—
Operating lease obligations - facility lease	798	384	414	—
Total	$798	$384	$414	$—

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

Stock-Based Compensation

We measure stock-based awards granted to employees, non-employee directors, consultants and independent advisors based on the estimated grant date fair value of the awards. For awards with only service conditions, including stock options, restricted stock awards and restricted stock units, compensation expense is recognized over the requisite service period using the straight-line method. We use the Black-Scholes option pricing model to estimate the fair value of our stock-based awards. The Black-Scholes option pricing model requires us to make assumptions and judgments about the variables used in the calculations, including the expected term, expected volatility of our common stock, risk-free interest rate and expected dividend yield. As the stock-based compensation is based on awards ultimately expected to vest, it is reduced by forfeitures, which we account for as they occur.

Estimating the fair value of equity-settled awards as of the grant date using the Black-Scholes option pricing model is affected by subjective assumptions. Changes in the assumptions can materially affect the fair value and ultimately how much stock-based compensation is recognized. These inputs are subjective and generally require significant analysis and judgment to develop. The inputs are as follows:

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

We will continue to use judgment in evaluating the expected volatilities, expected terms, and risk-free interest rates utilized for our stock-based compensation calculations on a prospective basis. Assumptions we used in applying the Black-Scholes option pricing model to determine the estimated fair value of our stock-based awards involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our stock-based compensation recognized in future periods could be materially different.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2024, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of December 31, 2024, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enliven Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, statements of convertible preferred stock and stockholders' equity (deficit) and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

March 13, 2025

We have served as the Company's auditor since 2020.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$124,117	$100,141
Marketable securities	189,323	153,007
Restricted cash	54	54
Prepaid expenses and other current assets	4,633	2,949
Contingent value right asset	—	10,000
Total current assets	318,127	266,151
Property and equipment, net	458	742
Operating lease right-of-use assets	—	320
Deferred offering costs	—	563
Other long-term assets	7,175	4,091
Total assets	$325,760	$271,867
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,342	$532
Accrued expenses and other current liabilities	14,573	15,362
Contingent value right liability	—	10,000
Total current liabilities	15,915	25,894
Long-term liabilities	—	67
Total liabilities	15,915	25,961
Commitments and contingencies (Note 9)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 48,936,459 and 41,292,027 at December 31, 2024 and 2023, respectively	49	41
Additional paid-in capital	553,213	400,172
Accumulated other comprehensive income	55	141
Accumulated deficit	(243,472)	(154,448)
Total stockholders’ equity	309,845	245,906
Total liabilities and stockholders' equity	$325,760	$271,867

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023
Operating expenses:
Research and development	$80,778	$64,574
General and administrative	23,776	18,955
Total operating expenses	104,554	83,529
Loss from operations	(104,554)	(83,529)
Other income (expense), net
Interest income	14,891	11,967
Change in fair value of contingent value right liability	873	—
Income tax expense	(232)	—
Other expense	(2)	(22)
Total other income (expense), net	15,530	11,945
Net loss	(89,024)	(71,584)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(86)	141
Comprehensive loss	$(89,110)	$(71,443)
Net loss per share, basic and diluted	$(1.89)	$(2.01)
Weighted-average shares outstanding, basic and diluted	47,072,532	35,546,215

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance - January 1, 2023	61,730,064	$149,749	3,570,019	$1	$6,038	$—	$(82,864)	$(76,825)
Exercise of common stock options	—	—	234,162	—	475	—	—	475
Vesting of restricted stock units	—	—	7,187	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	295	—	—	295
Conversion of convertible preferred stock to common stock in connection with the Merger	(61,730,064)	(149,749)	18,216,847	18	149,731	—	—	149,749
Issuance of common stock in the Financing Transaction, net of issuance costs of $4,955	—	—	12,638,636	13	159,531	—	—	159,544
Issuance of common stock to former stockholders of Imara Inc. in connection with the Merger	—	—	6,625,176	7	80,234	—	—	80,241
Adjustment for change in common stock par value in connection with the Merger	—	—	—	2	(2)	—	—	—
Reverse recapitalization transaction costs	—	—	—	—	(9,044)	—	—	(9,044)
Stock-based compensation	—	—	—	—	12,914	—	—	12,914
Net loss	—	—	—	—	—	—	(71,584)	(71,584)
Other comprehensive income	—	—	—	—	—	141	—	141
Balance - December 31, 2023	—	$—	41,292,027	$41	$400,172	$141	$(154,448)	$245,906
Exercise of common stock options	—	—	688,596	1	3,630	—	—	3,631
Vesting of restricted stock units	—	—	22,360	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	—	—	273	—	—	273
Issuance of common stock under the Employee Stock Purchase Plan	—	—	49,722	—	651	—	—	651
Issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs of $305	—	—	5,357,144	6	89,689	—	—	89,695
Issuance of common stock under the Sales Agreement, net of issuance costs of $1,373	—	—	1,526,610	1	38,624	—	—	38,625
Stock-based compensation	—	—	—	—	20,174	—	—	20,174
Net loss	—	—	—	—	—	—	(89,024)	(89,024)
Other comprehensive loss	—	—	—	—	—	(86)	—	(86)
Balance - December 31, 2024	—	$—	48,936,459	$49	$553,213	$55	$(243,472)	$309,845

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(89,024)	$(71,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	317	297
Stock-based compensation	20,174	12,914
Non-cash lease expense	320	306
Amortization of premiums and discounts on marketable securities, net	424	(4,603)
Change in fair value of contingent value right liability	(873)	—
Loss on disposal of property and equipment	11	—
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(4,768)	(3,703)
Operating lease liabilities	(335)	(310)
Accounts payable	810	(2,250)
Accrued expenses and other liabilities	(248)	7,664
Net cash used in operating activities	(73,192)	(61,269)
Cash flows from investing activities:
Maturities of marketable securities	313,914	120,000
Purchases of marketable securities	(350,740)	(268,263)
Receipt of contingent value right milestone	10,000	—
Payment of contingent value right milestone, net of permitted deductions	(9,127)	—
Purchases of property and equipment	(44)	(149)
Net cash used in investing activities	(35,997)	(148,412)
Cash flows from financing activities:
Proceeds from exercise of stock options	3,631	399
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	651	—
Proceeds from issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs	89,695	—
Proceeds from issuance of common stock under the Sales Agreement, net of issuance costs	39,188	—
Payment of deferred offering costs related to the establishment of the Sales Agreement	—	(563)
Proceeds from the Financing Transaction, net of issuance costs	—	161,365
Cash acquired in connection with the reverse recapitalization	—	81,821
Payment of reverse recapitalization transaction costs	—	(8,736)
Net cash provided by financing activities	133,165	234,286
Net increase in cash, cash equivalents and restricted cash	23,976	24,605
Cash, cash equivalents and restricted cash at the beginning of the period	100,195	75,590
Cash, cash equivalents and restricted cash at the end of the period	$124,171	$100,195

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$124,117	$100,141
Restricted cash	54	54
Total cash, cash equivalents and restricted cash	$124,171	$100,195

Supplemental disclosure of cash flow information:
Income taxes paid related to the contingent value right milestone	$232	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$149,749
Receivables from stock option exercises included in prepaid expenses and other current assets	$—	$76

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business and Liquidity

Business

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware on June 12, 2019. Enliven Therapeutics, Inc. (formerly, Imara Inc.) (the “Company”) is headquartered in Boulder, Colorado. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. The Company aims to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Its discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs.

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and widening conflict in the Middle East, and potential changes in political, regulatory, legal or economic conditions, including as a result of the new presidential administration, and public health emergencies/epidemics. The Company has established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of December 31, 2024, the Company had an accumulated deficit of $243.5 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $313.4 million as of December 31, 2024 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued.

On June 23, 2023, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows the Company to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, the Company also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of Company Common Stock, from time to time through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”), having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of Company Common Stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3. On July 6, 2023, the Company filed a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of Company Common Stock under the Sales Agreement. As of December 31, 2024 and 2023, there was $200.0 million available for use under the shelf registration statement on Form S-3, excluding the Company Common Stock that may be offered under the Sales Agreement. As of December 31, 2024 and 2023, there was $160.0 million and $200.0 million, respectively, of Company Common Stock available for sale under the Sales Agreement.

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2024 and 2023, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a sublease with the facility’s landlord. As of December 31, 2024 and 2023, $54,000 of restricted cash was reflected as current assets in the consolidated balance sheets.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities, as well as restricted cash. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of December 31, 2024, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, which consist of laboratory equipment and computers, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of December 31, 2024, no impairments have been recognized in the Company’s financial statements.

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

Income taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or the Company’s tax return. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has generated significant net losses since its inception and accordingly has not recorded a provision for income taxes in prior years. For the year ended December 31, 2024, income taxes relate to the CVR milestone payment discussed in Note 4.

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of December 31, 2024, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

Refer to Note 13 for further discussion.

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

Segments

The Company’s chief operating decision maker ("CODM") is the Chief Executive Officer. The Company has determined that it operates in one operating segment as it only reports operating results on an aggregate basis to the CODM. The Company manages business activities on a consolidated basis and has not generated any operating revenue to date. Consolidated net income (loss) is the measure of segment profit or loss.

While the Company operates as a single reportable segment, the Company’s external research and development expenses for its lead programs are tracked and regularly reported to the CODM. Research and development costs consist primarily of external costs, such as fees paid to contract research organizations, contract manufacturing organizations, consultants and contractors, in connection with clinical, preclinical and research activities, as well as internal costs, such as personnel costs, including stock-based compensation, facilities-related expenses, depreciation, laboratory supplies, travel expenses and other allocated expenses. The CODM regularly uses program progress, clinical data and cash balance, as well as lead program and other program external expenses, to assess segment performance and make decisions about resource allocation. The measure of segment assets is reported on the balance sheet as total consolidated assets.

See Note 15 for segment financial information.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on December 31, 2024, as required, resulting in additional segment disclosures, including discussion of relevant financial data used by the CODM to assess segment performance and make decisions about resource allocation. See Note 2—Segments and Note 15—Segment Information.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public business entities to provide more detailed information in the notes to the financial statements about specified categories of expenses (purchases of inventory, employee compensation, depreciation and amortization) included in certain expense captions presented on the consolidated statement of operations and comprehensive loss. The guidance is effective for annual periods beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the consolidated financial statements. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

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

4. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of December 31, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$123,347	$123,347	$—	$—
Marketable securities:
U.S. Treasury securities	189,323	189,323	—	—
Total	$312,670	$312,670	$—	$—

As of December 31, 2023	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$99,388	$99,388	$—	$—
Marketable securities:
U.S. Treasury securities	153,007	153,007	—	—
Total	$252,395	$252,395	$—	$—

CVR asset and liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its consolidated balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved, and the Company received the $10.0 million milestone payment in April 2024. As the second milestone event under this asset purchase agreement relates to the future potential commercialization of the assets, no value was attributed to this milestone as of December 31, 2024 and 2023. Pursuant to the terms of the CVR Agreement, the Company has 45 days from the end of the calendar quarter in which funds are received to deliver the milestone proceeds, net of permitted deductions, to the rights agent for distribution to the CVR holders. The Company assessed the permitted deductions under the terms of the CVR Agreement and concluded that such permitted deductions amounted to $0.9 million, and accordingly, the CVR liability was revalued to the net amount of $9.1 million. In August 2024, the Company paid $9.1 million to the rights agent for distribution to the CVR holders.

The following table is a reconciliation of the CVR liability (in thousands):

Balance at December 31, 2023	$10,000
Change in fair value upon remeasurement	(873)
Payment of CVR milestone, net of permitted deductions	(9,127)
Balance at December 31, 2024	$—

5. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$189,268	$101	$(46)	$189,323
Total		$189,268	$101	$(46)	$189,323

As of December 31, 2023	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$152,866	$147	$(6)	$153,007
Total		$152,866	$147	$(6)	$153,007

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

The incremental borrowing rate used to calculate the Company’s ROU assets and lease liabilities is 4%. The incremental borrowing rate was estimated based on the Company's estimated borrowing rate on a collateralized loan. As of December 31, 2024, the remaining ROU assets and lease liabilities were $0 due to the facility sublease reaching the end of its term. As of December 31, 2023, the remaining ROU assets and lease liabilities were $0.3 million and $0.3 million, respectively.

Under the facility sublease, the Company recognized rent expense of $0.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively, and variable lease costs of $0.4 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024, there were no remaining future minimum lease payments under the facility operating sublease.

In September 2024, the Company entered into a non-cancellable operating lease (the "Lease") with Crestview, LLC. Under the terms of the Lease, the Company will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. Upon commencement, the Lease will replace the Company's existing sublease for more space in the same location. There were no modifications to the Company's existing sublease as a result of executing the Lease. The monthly base rent upon commencement will be $33,000, with a 50% rent abatement for the first month’s rent, and the monthly base rent will increase by 3.5% annually. The Company will record an ROU asset and lease liability of $0.7 million related to the Lease upon commencement in January 2025.

No impairment losses were recognized during the years ended December 31, 2024 and 2023.

7. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of December 31,
	Life in Years	2024	2023
Laboratory equipment	5	$1,113	$1,191
Computer equipment	3	264	222
Property and equipment, gross		1,377	1,413
Less: accumulated depreciation		(919)	(671)
Property and equipment, net		$458	$742

Depreciation expense was $0.3 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively.

8. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2024	2023
Accrued employee compensation costs	$4,609	$3,328
Accrued research and development costs	9,023	10,433
Lease liability	—	335
Accrued legal and professional fees	737	902
Other	204	364
Accrued expenses and other current liabilities	$14,573	$15,362

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2024 and 2023.

10. Common Stock

As of December 31, 2024 and 2023, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 48,936,459 and 41,292,027 shares were issued and outstanding, respectively. As of December 31, 2024 and 2023, there were 14,243 and 86,153 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0.1 million and $0.4 million as of December 31, 2024 and 2023, respectively, of which $0 and $0.1 million were recorded as long-term liabilities as of December 31, 2024 and 2023, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through December 31, 2024.

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

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on July 3, 2023. During the year ended December 31, 2024, the Company sold 1,526,610 shares of its common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. During the year ended December 31, 2023, there were no sales of common stock pursuant to the Sales Agreement.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants (the "Pre-Funded Warrants") to purchase 1,071,505 shares of its common stock at a price of $13.999 per Pre-Funded Warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The Pre-Funded Warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of December 31, 2024, all of the Pre-Funded Warrants related to the Private Placement remain unexercised and outstanding.

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

The Company had the following shares of common stock reserved for future issuance:

	As of December 31,
	2024	2023
Issuance of common stock upon exercise of stock options	7,405,797	5,817,339
Issuance of common stock upon vesting of restricted stock units	76,145	78,505
Equity awards available for grant under equity plans	3,970,431	1,574,426
Shares available for issuance under the Employee Stock Purchase Plan	760,168	402,757
Issuance of common stock upon exercise of pre-funded warrants	1,071,505	—
Total common stock reserved for future issuance	13,284,046	7,873,027

11. Preferred Stock and Convertible Preferred Stock

Preferred stock

As of December 31, 2024 and 2023, the Company was authorized to issue up to 10,000,000 shares of preferred stock at a par value of $0.001. As of December 31, 2024 and 2023, no shares of preferred stock were issued and outstanding.

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

2020 Equity Incentive Plan

On October 1, 2019, the Company’s board of directors adopted, and on February 26, 2020, the Company’s stockholders approved, the 2020 Equity Incentive Plan, which became effective on March 11, 2020 (the “2020 Plan”). The 2020 Plan provides for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock-based awards.

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. Following the Reverse Stock Split effected on February 23, 2023, the number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of December 31, 2024, 3,970,431 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. Following the Reverse Stock Split effected on February 23, 2023, the number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of December 31, 2024, 760,168 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company issued 49,722 and 0 shares of its common stock under the ESPP during the years ended December 31, 2024 and 2023, respectively. The Company had an outstanding liability of $61,000 and $53,000 at December 31, 2024 and 2023, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of December 31, 2024, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.2 million, which is expected to be recognized over a weighted-average period of 0.5 years.

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

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2024	5,817,339	$11.90	7.9	$35,692
Options granted	2,456,876	16.11
Options exercised and vested	(753,026)	5.18
Options cancelled and forfeited	(115,392)	39.96
Outstanding - December 31, 2024	7,405,797	13.55	7.9	69,193
Exercisable - December 31, 2024	3,424,751	9.67	6.8	45,693
Vested and expected to vest - December 31, 2024	7,405,797	13.55	7.9	69,193

The aggregate intrinsic values presented in the table above were calculated as the difference between the fair value of the Company’s common stock and the exercise price of outstanding stock options that had strike prices below the fair value of the Company’s common stock. The total intrinsic values of exercised and vested stock options during the years ended December 31, 2024 and 2023 were $13.0 million and $4.5 million, respectively, and were calculated on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted during the years ended December 31, 2024 and 2023 were $11.81 and $15.62 per share, respectively.

As of December 31, 2024, total compensation cost not yet recognized related to unvested stock options was $43.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Restricted stock awards

Upon formation of Former Enliven in June 2019, Former Enliven issued approximately 3.0 million shares in restricted common stock to its founders. Additionally, between 2019 and 2020, Former Enliven issued a total of 197,262 shares of restricted stock to employees and consultants. As of December 31, 2024, all compensation cost related to restricted stock awards has been recognized.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2024	78,505	$14.28
Granted	20,000	14.85
Vested	(22,360)	14.85
Forfeited	—	—
Unvested - December 31, 2024	76,145	$14.26

As of December 31, 2024, total compensation cost not yet recognized related to unvested RSUs was $1.0 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$10,044	$6,000
General and administrative	10,130	6,914
Total stock-based compensation expense	$20,174	$12,914

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

Year Ended December 31,
Stock Options	2024	2023
Expected term (years)	5.3 - 6.1	5.8 - 6.1
Expected volatility	82% - 84%	82% - 84%
Risk-free interest rate	3.6% - 4.6%	3.3% - 4.8%
Expected dividend yield	—%	—%

	Year Ended December 31,
ESPP	2024	2023
Expected term (years)	0.5	0.5
Expected volatility	73% - 75%	84%
Risk-free interest rate	4.3% - 5.4%	5.3%
Expected dividend yield	—%	—%

13. Income Taxes

The Company's losses before income taxes for the years ended December 31, 2024 and 2023 consist entirely of losses from domestic operations. For the year ended December 31, 2024, the Company had income taxes of $232,000 related to the Section 453A interest charge in connection with the CVR milestone payment, as discussed in Note 4. There was no provision for income taxes for the year ended December 31, 2023 because the Company has incurred significant losses since its inception.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2024	2023
Current:
Federal	$168	$—
State	64	—
Total current	232	—
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Total income tax expense	$232	$—

The difference between the effective tax rate and the U.S. federal tax rate is as follows:

	Year Ended December 31,
	2024	2023
Federal income tax	(21.0%)	(21.0%)
State income taxes, less federal benefit	(2.5%)	(5.3%)
Permanent differences	(1.0%)	0.3%
Limitation on executive compensation	3.4%	1.5%
Change in valuation allowance	23.6%	26.0%
Credits	(2.2%)	(1.2%)
Other	0.0%	(0.3%)
Effective tax rate	0.3%	0.0%

Significant components of the Company’s deferred income taxes consist of the following (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Intangible asset basis differences	$37	$40
Net operating loss carryforwards	24,590	19,745
Tax credit carryforwards	4,005	1,535
Capitalized research and development costs	31,498	19,313
Stock-based compensation	2,421	1,370
Accruals and other expenses not currently deductible	1,196	834
Lease liability	—	94
Total deferred tax assets	63,747	42,931
Deferred tax liabilities:
Fixed asset basis differences	(35)	(55)
Right-of-use asset	—	(90)
Total deferred tax liabilities	(35)	(145)
Valuation allowance	(63,712)	(42,786)
Net deferred tax assets	$—	$—

Realization of tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance. The changes in the valuation allowance for the years ended December 31, 2024 and 2023 were $20.9 million and $23.2 million, respectively. The increase in deferred tax assets and valuation allowance during the current year was primarily related to the generation of net operating losses and the capitalization of research and development costs.

As of December 31, 2024 and 2023, the Company had federal net operating loss carryforwards of approximately $203.5 million and $185.3 million, respectively. The 2017 Tax Cuts and Jobs Act (“TCJA”) generally allows losses incurred after 2017 to be carried over indefinitely but limits the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Internal Revenue Code of 1986, as amended ("IRC"), Section 382). Additionally, there is no carryback for losses incurred after 2017. Losses incurred prior to 2018 are generally deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of its taxable income and are available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $195.5 million, which do not expire. The federal net operating losses generated prior to 2018 of $8.0 million will expire beginning in 2037.

As of December 31, 2024 and 2023, the Company had state net operating loss carryforwards of approximately $265.8 million and $250.9 million, respectively. The state net operating loss carryforwards will expire at various dates through 2044.

As of December 31, 2024 and 2023, the Company had federal research and development credit carryforwards of approximately $13.4 million and $10.5 million, respectively, which are available to offset future federal income tax liabilities and expire at various dates through 2044. As of December 31, 2024 and 2023, the Company had state research and development credit carryforwards of approximately $2.3 million and $1.3 million, respectively, which are available to reduce future state tax liabilities. The Company has California research and development credit carryforwards of approximately $1.5 million, which do not expire. The remaining state research and development credit carryforwards will expire at various dates through 2038.

Section 382 and Section 383, and corresponding provisions of state law, impose limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. There is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. As of December 31, 2024, the Company has completed an analysis and determined ownership changes occurred under Section 382 in the past, including in 2023 due to the Merger. The Company's deferred tax assets have been reduced by $0.9 million and $65.7 million of net operating loss carryforwards expected to expire unused due to the limitation for federal and state, respectively. The Company's deferred tax assets have also been reduced by $8.8 million and $0.8 million of credit carryforwards expected to expire due to the limitation for federal and state, respectively. Additionally, in the future, the Company may experience ownership changes which, if they occur, could substantially limit its ability to utilize its net operating loss and other tax carryforwards. A full valuation allowance has been established against the deferred tax assets related to the Company's net operating losses and tax credit carryforwards. Any future adjustments would be entirely offset by an adjustment to the valuation allowance.

The Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, upon the date of incorporation. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of its income tax expense, as necessary. As of December 31, 2024, the Company has not recognized any tax-related penalties or interest. As of December 31, 2024 and 2023, the gross unrecognized tax benefit was $33.5 million and $32.1 million, respectively, none of which if recognized would reduce the effective tax rate in a future period, due to the Company's full valuation allowance on U.S. net deferred tax assets. The increase related to prior year positions in 2023 was primarily related to certain attributes from the Merger following the Section 382 and 383 analysis performed in the current year. The Company does not expect that its uncertain tax positions will materially change in the next twelve months. The following table summarizes the changes to the Company's unrecognized tax benefits (in thousands):

	As of December 31,
	2024	2023
Balance, beginning of the period	$32,144	$164
Increase related to prior year positions	290	28,698
Increase related to current year positions	1,021	3,282
Balance, end of the period	$33,455	$32,144

The Company has filed a U.S. federal income tax return and state tax returns in various states. The federal and state income tax returns are generally subject to examination for the tax years ended December 31, 2021 through the present. To the extent that the Company has tax attribute carryforwards, the tax year in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service or State taxing authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.

14. 401(k) Savings Plan

The Company has a defined-contribution savings plan under IRC Section 401(k). The 401(k) Plan covers all employees who meet the defined minimum age and service requirements and allows participants to make contributions based on their annual compensation, subject to certain limitations. For the years ended December 31, 2024 and 2023, the Company made 401(k) matching contributions of $0.4 million and $0.1 million, respectively.

15. Segment Information

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows (in thousands):

	Year Ended December 31,
	2024	2023
Research and development:
External expenses
ELVN-001	$15,402	$13,586
ELVN-002	28,488	18,539
Other (1)	10,534	13,493
Internal expenses
Salaries and benefits	13,838	10,472
Stock compensation	10,044	6,000
Facilities, laboratory supplies and other (2)	2,472	2,484
Total research and development expenses	80,778	64,574
General and administrative:
Salaries and benefits	5,207	3,140
Stock compensation	10,130	6,914
Other (3)	8,439	8,901
Total general and administrative expenses	23,776	18,955
Total operating expenses	104,554	83,529
Other income (expense), net	15,530	11,945
Net loss	$(89,024)	$(71,584)

(1) Other external research and development costs primarily represent contract research, preclinical studies and manufacturing costs that are not related to the Company’s lead programs, as well as general consulting costs.

(2) Other internal research and development costs primarily represent travel, expensed software and depreciation.

(3) Other general and administrative costs primarily represent insurance, professional fees, expensed software, taxes and travel.

16. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(89,024)	$(71,584)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	47,117,384	35,702,864
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(43,349)	(119,154)
Less: weighted-average unvested restricted shares of common stock	(1,503)	(37,495)
Weighted-average shares used to compute net loss per common share, basic and diluted	47,072,532	35,546,215
Net loss per share, basic and diluted	$(1.89)	$(2.01)

Pre-Funded Warrants to purchase 1,071,505 shares of the Company's common stock were used in the calculation of the weighted-average common shares outstanding for the year ended December 31, 2024.

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

	As of December 31,
	2024	2023
Stock options outstanding	7,405,797	5,817,339
Unvested restricted stock awards	—	7,480
Unvested restricted stock units	76,145	78,505
ESPP shares pending issuance	3,179	5,254
Total	7,485,121	5,908,578

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2024, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On November 15, 2024, Samuel Kintz, our President and Chief Executive Officer, a director, and an officer as defined in Rule 16a-1(f), as trustee for The Kintz & Egan Trust, dated March 30, 2019, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 400,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 13, 2026, or earlier if all transactions under the trading arrangement are completed.

On November 15, 2024, Joseph P. Lyssikatos, our Chief Scientific Officer and an officer as defined in Rule 16a-1(f), as trustee for The Lyssikatos Revocable Trust, dated December 15, 2011, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 400,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 17, 2026, or earlier if all transactions under the trading arrangement are completed.

On November 15, 2024, Richard Heyman, Ph.D., a director, as trustee for The 4th Amendment and Restatement of Richard A. Heyman and Anne E. Daigle Trust, dated November 1, 2016, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 49,160 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 13, 2026, or earlier if all transactions under the trading arrangement are completed.

On November 15, 2024, RAHD Capital, LLC, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 5,420 shares of our common stock. Richard Heyman, Ph.D., a director, is the managing member of RAHD Capital, LLC. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until March 13, 2026, or earlier if all transactions under the trading arrangement are completed.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2024, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

1.1	Open Market Sale AgreementSM, dated June 23, 2023, by and between Enliven Therapeutics, Inc. and Jefferies LLC	8-K	001-39247	1.1	June 26, 2023
2.1	Agreement and Plan of Merger, dated as of October 13, 2022, by and among Imara Inc., Iguana Merger Sub, Inc. and Enliven Therapeutics, Inc.	8-K	001-39247	2.1	October 13, 2022
3.1	The Company's Restated Certificate of Incorporation, as amended June 18, 2024	10-Q	001-39247	3.1	August 13, 2024
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39247	3.2	March 16, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-3	333-272909	4.1	June 23, 2023
4.2	Description of the Registrant’s Securities	10-K	001-39247	4.2	March 14, 2024
4.3	Form of Pre-Funded Warrant	8-K	001-39247	4.1	March 19, 2024
10.1*	Contingent Value Rights Agreement between the Company and Rights Agent	8-K	001-39247	10.1	March 1, 2023
10.2+	Amended and Restated 2020 Equity Incentive Plan	8-K	001-39247	10.1	June 18, 2024
10.3+	2020 Employee Stock Purchase Plan	10-K	001-39247	10.3	March 14, 2024
10.4+	Rahul Ballal Separation Agreement, dated February 23, 2023	8-K	001-39247	10.6	March 1, 2023
10.5+	Michael Gray Separation Agreement, dated February 23, 2023	8-K	001-39247	10.7	March 1, 2023
10.6+*	Sam Kintz Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.6	March 14, 2024
10.7+*	Helen Collins Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.7	March 14, 2024
10.8+*	Benjamin Hohl Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.8	March 14, 2024
10.9+*	Joseph Lyssikatos Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.9	March 14, 2024
10.10+*	Anish Patel Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.10	March 14, 2024
10.11+	Sam Kintz Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.11	March 14, 2024
10.12+	Helen Collins Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.12	March 14, 2024
10.13+	Benjamin Hohl Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.13	March 14, 2024
10.14+	Joseph Lyssikatos Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.14	March 14, 2024
10.15+	Anish Patel Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.15	March 14, 2024
10.16+	Outside Director Compensation Policy, as amended January 1, 2025				Filed herewith
10.17+#*	Consulting Agreement between Richard Heyman and Former Enliven	S-4/A	333-268300	10.5	January 9, 2023
10.18+	Form of Indemnification Agreement of the Company	8-K	001-39247	10.16	March 1, 2023
10.19+	Enliven 2019 Equity Incentive Plan, as amended, including forms of agreements thereunder	S-4	333-268300	10.2	November 10, 2022
10.20+	Employee Incentive Compensation Plan	8-K	001-39247	10.18	March 1, 2023
10.21	Securities Purchase Agreement, dated March 19, 2024, by and among the Company and the Purchasers named therein	8-K	001-39247	10.1	March 19, 2024
19.1	Insider Trading Policy				Filed herewith
21.1	List of Subsidiaries of Enliven Therapeutics, Inc.				Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith

24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)				Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
97.1	Compensation Recovery Policy	10-K	001-39247	97.1	March 14, 2024
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Management contract or compensatory plan.
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

ENLIVEN THERAPEUTICS, INC.

Date: March 13, 2025	By:	/s/ Samuel Kintz
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

Signature	Title	Date

/s/ Samuel Kintz	President, Director, and Chief Executive Officer	March 13, 2025
Samuel Kintz	(Principal Executive Officer)

/s/ Benjamin Hohl	Chief Financial Officer	March 13, 2025
Benjamin Hohl	(Principal Financial and Accounting Officer)

/s/ Richard Heyman	Chairman of the Board of Directors and	March 13, 2025
Richard Heyman, Ph.D.	Director

/s/ Rahul Ballal	Director	March 13, 2025
Rahul Ballal, Ph.D.

/s/ Jacob Bauer	Director	March 13, 2025
Jacob Bauer

/s/ Mika Derynck	Director	March 13, 2025
Mika Derynck, M.D.

/s/ Rishi Gupta	Director	March 13, 2025
Rishi Gupta, J.D.

/s/ Lori Kunkel	Director	March 13, 2025
Lori Kunkel, M.D.

/s/ Andrew Phillips	Director	March 13, 2025
Andrew Phillips, Ph.D.