Form 10-Q
period 2025-03-31
Enliven Therapeutics, Inc.
filed 2025-05-14
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 49,069,258 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding the exploration of strategic alternatives for ELVN-002;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications ("INDs") and final U.S. Food and Drug Administration (“FDA”) approval of ELVN-001 from our BCR-ABL program and any other future product candidates;
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

•
our expectations regarding the changes in government administration policy positions as a result of the current presidential administration;
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
•
the pricing and reimbursement of ELVN-001 from our BCR-ABL program and other product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of ELVN-001 from our BCR-ABL program and other product candidates we may develop;
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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$101,705	$124,117
Marketable securities	187,850	189,323
Restricted cash	—	54
Prepaid expenses and other current assets	4,763	4,633
Total current assets	294,318	318,127
Property and equipment, net	404	458
Operating lease right-of-use assets	651	—
Other long-term assets	7,197	7,175
Total assets	$302,570	$325,760
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,562	$1,342
Accrued expenses and other current liabilities	12,410	14,573
Total current liabilities	13,972	15,915
Long-term liabilities	302	—
Total liabilities	14,274	15,915
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 49,038,730 and 48,936,459 at March 31, 2025 and December 31, 2024, respectively	49	49
Additional paid-in capital	560,279	553,213
Accumulated other comprehensive (loss) income	(16)	55
Accumulated deficit	(272,016)	(243,472)
Total stockholders’ equity	288,296	309,845
Total liabilities and stockholders' equity	$302,570	$325,760

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Operating expenses:
Research and development	$24,895	$19,970
General and administrative	6,798	6,017
Total operating expenses	31,693	25,987
Loss from operations	(31,693)	(25,987)
Other income (expense), net
Interest income	3,196	3,250
Other expense	(47)	(1)
Total other income (expense), net	3,149	3,249
Net loss	(28,544)	(22,738)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(71)	(194)
Comprehensive loss	$(28,615)	$(22,932)
Net loss per share, basic and diluted	$(0.57)	$(0.54)
Weighted-average shares outstanding, basic and diluted	50,051,283	42,045,608

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2024	41,292,027	$41	$400,172	$141	$(154,448)	$245,906
Exercise of common stock options	130,780	—	320	—	—	320
Vesting of restricted stock units	2,688	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	73	—	—	73
Issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs of $170	5,357,144	6	89,824	—	—	89,830
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(22,738)	(22,738)
Other comprehensive loss	—	—	—	(194)	—	(194)
Balance - March 31, 2024	46,782,639	$47	$494,904	$(53)	$(177,186)	$317,712

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2025	48,936,459	$49	$553,213	$55	$(243,472)	$309,845
Exercise of common stock options	91,915	—	234	—	—	234
Vesting of restricted stock units	10,356	—	—	—	—	—
Vesting of stock options	—	—	33	—	—	33
Stock-based compensation	—	—	6,799	—	—	6,799
Net loss	—	—	—	—	(28,544)	(28,544)
Other comprehensive loss	—	—	—	(71)	—	(71)
Balance - March 31, 2025	49,038,730	$49	$560,279	$(16)	$(272,016)	$288,296

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,544)	$(22,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	74	79
Stock-based compensation	6,799	4,515
Non-cash lease expense	85	79
Amortization of premiums and discounts on marketable securities, net	(45)	(661)
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(152)	(3,642)
Operating lease liabilities	(69)	(83)
Accounts payable	220	2,155
Accrued expenses and other liabilities	(2,495)	(3,065)
Net cash used in operating activities	(24,127)	(23,361)
Cash flows from investing activities:
Maturities of marketable securities	60,672	38,913
Purchases of marketable securities	(59,225)	(56,778)
Purchases of property and equipment	(20)	(20)
Net cash provided by (used in) investing activities	1,427	(17,885)
Cash flows from financing activities:
Proceeds from exercise of stock options	234	270
Proceeds from issuance of common stock and Pre-Funded Warrants in the Private Placement, net of issuance costs	—	90,000
Net cash provided by financing activities	234	90,270
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,466)	49,024
Cash, cash equivalents and restricted cash at the beginning of the period	124,171	100,195
Cash, cash equivalents and restricted cash at the end of the period	$101,705	$149,219

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$101,705	$149,165
Restricted cash	—	54
Total cash, cash equivalents and restricted cash	$101,705	$149,219

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$736	$—
Issuance costs related to the Private Placement included in accounts payable and accrued expenses and other current liabilities	$—	$170
Receivables from stock option exercises included in prepaid expenses and other current assets	$—	$50

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

The Merger

On October 13, 2022, the Company entered into an agreement and plan of merger (“Merger Agreement” and such transactions considered by the Merger Agreement, the “Merger”) with Former Enliven. On February 23, 2023, the Company completed the Merger with Former Enliven in accordance with the Merger Agreement. Immediately following the Merger, the Company changed its name to Enliven Therapeutics, Inc.

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and widening conflict in the Middle East, the imposition of various sanctions, trade restrictions, and tariffs by the United States and in other countries, and potential changes in political, regulatory, legal or economic conditions, including changes in government administration policy positions as a result of the current presidential administration, and public health emergencies/epidemics. The Company has established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of March 31, 2025, the Company had an accumulated deficit of $272.0 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $289.6 million as of March 31, 2025 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

On June 23, 2023, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows the Company to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, the Company also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock, from time to time through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”), having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of common stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3. On July 6, 2023, the Company filed a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of common stock under the Sales Agreement. As of March 31, 2025 and December 31, 2024, there was $200.0 million available for use under the shelf registration statement on Form S-3, excluding the common stock that may be offered under the Sales Agreement. As of March 31, 2025 and December 31, 2024, there was $160.0 million of common stock available for sale under the Sales Agreement.

Refer to Note 9 for further discussion.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2025 and December 31, 2024, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a previously outstanding facility sublease. As of March 31, 2025 and December 31, 2024, $0 and $54,000 of restricted cash was reflected as current assets in the condensed consolidated balance sheets, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of March 31, 2025, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, which consist of laboratory equipment and computers, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. As of March 31, 2025, no impairments have been recognized in the Company’s financial statements.

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

Refer to Note 3 for further discussion.

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

Income taxes

Income taxes are accounted for using the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the consolidated financial statements or the Company’s tax return. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Changes in deferred tax assets and liabilities are recorded in the provision for income taxes. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period of enactment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The Company has generated significant net losses since its inception and accordingly has not recorded a provision for income taxes, except for income taxes related to the CVR milestone payment for the year ended December 31, 2024, as discussed in Note 3.

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of March 31, 2025, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

Diluted net loss per share of common stock includes the effect, if any, from the potential exercise or conversion of securities, such as stock options, unvested early exercised common stock and unvested restricted common stock, which would result in the issuance of incremental shares of common stock. For diluted net loss per share, the weighted-average number of shares of common stock is the same for basic net loss per share due to the fact that when a net loss exists, dilutive securities are not included in the calculation as the impact is anti-dilutive. For all periods presented, basic and diluted net loss per share were the same, as any additional share equivalents would be anti-dilutive.

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

While the Company operates as a single reportable segment, the Company’s external research and development expenses for ELVN-001 and ELVN-002 are tracked and regularly reported to the CODM. Research and development costs consist primarily of external costs, such as fees paid to contract research organizations, contract manufacturing organizations, consultants and contractors, in connection with clinical, preclinical and research activities, as well as internal costs, such as personnel costs, including stock-based compensation, facilities-related expenses, depreciation, laboratory supplies, travel expenses and other allocated expenses. The CODM regularly uses program progress, clinical data and cash balance, as well as ELVN-001, ELVN-002 and other program external expenses, to assess segment performance and make decisions about resource allocation. The measure of segment assets is reported on the balance sheet as total consolidated assets.

See Note 11 for segment financial information.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which are intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on December 31, 2024 and the interim requirements in the quarter ending March 31, 2025, as required, resulting in additional segment disclosures, including discussion of relevant financial data used by the CODM to assess segment performance and make decisions about resource allocation. See Note 2—Segments and Note 11—Segment Information.

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

3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of March 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$97,938	$97,938	$—	$—
U.S. Treasury securities	2,990	2,990	—	—
Marketable securities:
U.S. Treasury securities	187,850	187,850	—	—
Total	$288,778	$288,778	$—	$—

As of December 31, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$123,347	$123,347	$—	$—
Marketable securities:
U.S. Treasury securities	189,323	189,323	—	—
Total	$312,670	$312,670	$—	$—

CVR asset and liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its consolidated balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved, and the Company received the $10.0 million milestone payment in April 2024. Pursuant to the terms of the CVR Agreement, the Company has 45 days from the end of the calendar quarter in which funds are received to deliver the milestone proceeds, net of permitted deductions, to the rights agent for distribution to the CVR holders. The Company assessed the permitted deductions under the terms of the CVR Agreement and concluded that such permitted deductions amounted to $0.9 million, and accordingly, the CVR liability was revalued to the net amount of $9.1 million. In August 2024, the Company paid $9.1 million to the rights agent for distribution to the CVR holders. As the second milestone event under this asset purchase agreement relates to the future potential commercialization of the assets, no value was attributed to this milestone as of March 31, 2025 and December 31, 2024.

4. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of March 31, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$187,866	$24	$(40)	$187,850
Total		$187,866	$24	$(40)	$187,850

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$189,268	$101	$(46)	$189,323
Total		$189,268	$101	$(46)	$189,323

5. Leases

Facility lease

In September 2024, the Company entered into a non-cancellable operating lease (the "Lease") with Crestview, LLC. Under the terms of the Lease, the Company will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. The Lease replaced the Company's existing sublease for more space in the same location. There were no modifications to the Company's prior sublease as a result of executing the Lease. The monthly base rent at commencement was $33,000, with a 50% rent abatement for the first month’s rent, and the monthly base rent will increase by 3.5% annually. The Company recorded an ROU asset and lease liability of $0.7 million related to the Lease upon commencement in January 2025. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of facilities operating expenses, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred.

The Company has one operating lease, as described above, with a remaining lease term of 1.8 years. The incremental borrowing rate used to calculate the ROU asset and lease liability was 8.3%, which was based on the Company's estimated borrowing rate on a collateralized loan. As of March 31, 2025, the remaining ROU assets and lease liabilities under the Lease were $0.7 million and $0.7 million, respectively. As of December 31, 2024, the remaining ROU assets and lease liabilities under the former facility sublease were $0 due to the sublease reaching the end of its term.

As of March 31, 2025, the future minimum lease payments under the Lease were as follows (in thousands):

As of
March 31, 2025
Year ending December 31,
2025 (remaining nine months)	$300
2026	414
Thereafter	—
Total future minimum lease payments	714
Less: amount representing interest	(47)
Present value of lease liabilities	667
Less: current portion of lease liabilities	(365)
Lease liabilities, non-current	$302

Cash paid for amounts included in the measurement of operating lease liabilities was $83,000 and $85,000 for the three months ended March 31, 2025 and 2024, respectively. The Company recognized rent expense of $100,000 and $81,000 for the three months ended March 31, 2025 and 2024, respectively.

No impairment losses were recognized during the three months ended March 31, 2025 and 2024.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	March 31, 2025	December 31, 2024
Laboratory equipment	5	$1,132	$1,113
Computer equipment	3	265	264
Property and equipment, gross		1,397	1,377
Less: accumulated depreciation		(993)	(919)
Property and equipment, net		$404	$458

Depreciation expense was $74,000 and $79,000 for the three months ended March 31, 2025 and 2024, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	March 31, 2025	December 31, 2024
Accrued employee compensation costs	$2,011	$4,609
Accrued research and development costs	9,109	9,023
Lease liability	365	—
Accrued legal and professional fees	779	737
Other	146	204
Accrued expenses and other current liabilities	$12,410	$14,573

8. Commitments and Contingencies

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2025 and December 31, 2024.

9. Common Stock

As of March 31, 2025 and December 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 49,038,730 and 48,936,459 shares were issued and outstanding, respectively. As of March 31, 2025 and December 31, 2024, there were 7,336 and 14,243 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $34,000 and $67,000 as of March 31, 2025 and December 31, 2024, respectively, of which $0 were recorded as long-term liabilities as of March 31, 2025 and December 31, 2024.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through March 31, 2025.

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on July 3, 2023. During the three months ended March 31, 2025, there were no sales of common stock pursuant to the Sales Agreement. During the year ended December 31, 2024, the Company sold 1,526,610 shares of its common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants (the "Pre-Funded Warrants") to purchase 1,071,505 shares of its common stock at a price of $13.999 per Pre-Funded Warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The Pre-Funded Warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of March 31, 2025, all of the Pre-Funded Warrants related to the Private Placement remain unexercised and outstanding.

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

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	March 31, 2025	December 31, 2024
Issuance of common stock upon exercise of stock options	9,762,370	7,405,797
Issuance of common stock upon vesting of restricted stock units	96,789	76,145
Equity awards available for grant under equity plans	3,686,176	3,970,431
Shares available for issuance under the Employee Stock Purchase Plan	760,168	760,168
Issuance of common stock upon exercise of pre-funded warrants	1,071,505	1,071,505
Total common stock reserved for future issuance	15,377,008	13,284,046

10. Stock-Based Compensation

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of March 31, 2025, 3,686,176 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. The number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of March 31, 2025, 760,168 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company did not issue any shares of its common stock under the ESPP during the three months ended March 31, 2025 and 2024. The Company had an outstanding liability of $288,000 and $61,000 at March 31, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of March 31, 2025, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2025	7,405,797	$13.55
Options granted	2,465,145	22.46
Options exercised and vested	(98,822)	2.70
Options cancelled and forfeited	(9,750)	22.75
Outstanding - March 31, 2025	9,762,370	$15.90

As of March 31, 2025, total compensation cost not yet recognized related to unvested stock options was $76.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2025	76,145	$14.26
Granted	31,000	22.47
Vested	(10,356)	14.92
Forfeited	—	—
Unvested - March 31, 2025	96,789	$16.82

As of March 31, 2025, total compensation cost not yet recognized related to unvested RSUs was $1.6 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$3,448	$2,229
General and administrative	3,351	2,286
Total stock-based compensation expense	$6,799	$4,515

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

	Three Months Ended March 31,
Stock Options	2025	2024
Expected term (years)	5.3 - 6.1	5.7 - 6.1
Expected volatility	81%	84%
Risk-free interest rate	4.0% - 4.5%	4.0% - 4.3%
Expected dividend yield	—%	—%

Three Months Ended March 31,
ESPP	2025	2024
Expected term (years)	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A

11. Segment Information

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development:
External expenses
ELVN-001	$4,994	$4,703
ELVN-002	8,127	7,269
Other (1)	3,376	2,062
Internal expenses
Salaries and benefits	4,259	3,102
Stock-based compensation	3,448	2,229
Facilities, laboratory supplies and other (2)	691	605
Total research and development expenses	24,895	19,970
General and administrative:
Salaries and benefits	1,366	1,215
Stock-based compensation	3,351	2,286
Other (3)	2,081	2,516
Total general and administrative expenses	6,798	6,017
Total operating expenses	31,693	25,987
Other income (expense), net	3,149	3,249
Net loss	$(28,544)	$(22,738)

(1) Other external research and development costs primarily represent contract research, preclinical studies and manufacturing costs that are not related to ELVN-001 and ELVN-002, as well as general consulting costs.

(2) Other internal research and development costs primarily represent travel, expensed software and depreciation.

(3) Other general and administrative costs primarily represent insurance, professional fees, expensed software, taxes and travel.

12. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(28,544)	$(22,738)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	50,061,867	42,118,267
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(10,584)	(68,244)
Less: weighted-average unvested restricted shares of common stock	—	(4,415)
Weighted-average shares used to compute net loss per common share, basic and diluted	50,051,283	42,045,608
Net loss per share, basic and diluted	$(0.57)	$(0.54)

Pre-Funded Warrants to purchase 1,071,505 shares of the Company's common stock were used in the calculation of the weighted-average common shares outstanding for the three months ended March 31, 2025 and 2024.

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

	As of March 31,
	2025	2024
Stock options outstanding	9,762,370	7,755,740
Unvested restricted stock awards	—	2,493
Unvested restricted stock units	96,789	95,817
ESPP shares pending issuance	17,207	21,431
Total	9,876,366	7,875,481

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule therapeutics. Our team includes leading chemists who have been the primary or co-inventors of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products at their prior companies: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing ELVN-001, as well as pursuing several additional research stage opportunities that align with our development approach. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we plan to explore strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025.

The following table summarizes our ELVN-001 and ELVN-002 programs:

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock (the "Pre-Funded Warrants"), resulting in aggregate gross proceeds of $90.0 million. Through March 31, 2025, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $289.6 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of March 31, 2025, we had an accumulated deficit of $272.0 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $89.0 million and $71.6 million for the years ended December 31, 2024 and 2023, respectively, and $28.5 million for the three months ended March 31, 2025. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors including the timing and scope of our research and development activities. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, if and as we:

•
advance our BCR-ABL program through clinical development;
•
advance our combination studies;
•
incur costs related to our decision not to develop the HER2 program beyond 2025;
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

The Merger

On October 13, 2022, we entered into an agreement and plan of merger ("Merger Agreement" and such transactions considered by the Merger Agreement, the "Merger") with Former Enliven and Iguana Merger Sub, Inc. ("Merger Sub"). Pursuant to the Merger Agreement, Merger Sub merged with and into Former Enliven, with Former Enliven continuing as our wholly owned subsidiary and the surviving corporation of the Merger. Immediately following the Merger, we changed our name to Enliven Therapeutics, Inc.

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine conflict, widening conflict in the Middle East, the imposition of various sanctions and tariffs by the United States and in other countries, public health emergencies/epidemics and the changes in government administration policy positions as a result of the current presidential administration, so that we may be prepared to react to new developments as they arise.

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
•
adverse effects of tariffs and trade restrictions, including increased supply chain costs or inability to obtain inputs;
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
•
the impact of any supply chain disruptions resulting from macroeconomic or geopolitical situations, including due to any public health emergency, health epidemic (including COVID-19) or other outbreaks, the Russia-Ukraine conflict, widening conflict in the Middle East, national security concerns and related legislation related to business operations in China and other countries and changes in government administration policy positions as a result of the current presidential administration; and
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the three months ended March 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$24,895	$19,970
General and administrative	6,798	6,017
Total operating expenses	31,693	25,987
Loss from operations	(31,693)	(25,987)
Other income (expense), net	3,149	3,249
Net loss	$(28,544)	$(22,738)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
External expenses:
ELVN-001	$4,994	$4,703
ELVN-002	8,127	7,269
Other	3,376	2,062
Total external expenses	16,497	14,034
Internal expenses:
Employee related expenses	7,707	5,331
Facilities, laboratory supplies and other	691	605
Total internal expenses	8,398	5,936
Total research and development expenses	$24,895	$19,970

Research and development expenses were $24.9 million for the three months ended March 31, 2025 compared to $20.0 million for the three months ended March 31, 2024, an increase of $4.9 million. The increase was primarily due to increases in external research and development costs, consisting of $0.9 million in ELVN-002 costs and $0.3 million in ELVN-001 costs due to progression of clinical trials and an increase of $1.3 million in other external costs primarily related to higher research costs, as well as increases in internal research and development costs, consisting of $1.2 million in stock-based compensation and $1.2 million in salaries and benefits.

General and Administrative Expenses

General and administrative expenses were $6.8 million for the three months ended March 31, 2025 compared to $6.0 million for the three months ended March 31, 2024, an increase of $0.8 million. The increase was primarily due to an increase of $1.1 million in stock-based compensation, partially offset by a decrease of $0.3 million in other costs.

Other Income (Expense), Net

Other income was $3.1 million for the three months ended March 31, 2025 compared to $3.2 million for the three months ended March 31, 2024, a decrease of $0.1 million.

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

On June 23, 2023, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million. On June 23, 2023, we also entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S-3. Through March 31, 2025, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of March 31, 2025 and December 31, 2024, there was $200.0 million available for use under the shelf registration statement on Form S-3, excluding our common stock that may be offered under the Sales Agreement. As of March 31, 2025 and December 31, 2024, there was $160.0 million of our common stock available for sale under the Sales Agreement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our BCR-ABL and HER2 programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. As of March 31, 2025, we had cash, cash equivalents and marketable securities of $289.6 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(24,127)	$(23,361)
Net cash provided by (used in) investing activities	1,427	(17,885)
Net cash provided by financing activities	234	90,270
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,466)	$49,024

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025 was $24.1 million. This consisted primarily of a net loss of $28.5 million and net cash outflows from changes in our operating assets and liabilities of $2.5 million (primarily due to a net decrease in accounts payable and accrued expenses and other liabilities), partially offset by non-cash charges for stock-based compensation of $6.8 million and other non-cash charges of $0.1 million.

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

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2025 was $1.4 million. This consisted primarily of proceeds from maturities of marketable securities of $60.7 million, partially offset by cash used to purchase marketable securities of $59.2 million.

Net cash used in investing activities during the three months ended March 31, 2024 was $17.9 million. This consisted primarily of cash used to purchase marketable securities of $56.8 million, partially offset by proceeds from maturities of marketable securities of $38.9 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2025 was $0.2 million. This consisted primarily of proceeds from the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2024 was $90.3 million. This consisted primarily of net proceeds from the sale of shares of our common stock and Pre-Funded Warrants in the Private Placement of $90.0 million and proceeds from the exercise of stock options of $0.3 million.

Contractual Obligations and Commitments

In September 2024, we entered into a non-cancellable operating lease (the "Lease") with Crestview, LLC. Under the terms of the Lease, we will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years.

The following table summarizes our contractual obligations and commitments as of March 31, 2025 (in thousands):

	Payments Due by Period
	Total	Remainder of 2025	2026	Thereafter
Operating lease obligations - facility lease	$714	$300	$414	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of March 31, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2025, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of March 31, 2025, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are substantially dependent on ELVN-001. If we are unable to advance ELVN-001 through clinical development, obtain regulatory approval and ultimately commercialize or license ELVN-001, or experience significant delays in doing so, our business will be materially harmed. Further, if we are unable to identify and complete strategic alternatives for, or otherwise commercialize or license ELVN-002, or if we experience significant delays in doing so, our business may be impacted.
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
•
Our prospects depend in large part upon developing and commercializing ELVN-001 and/or licensing ELVN-001 or ELVN-002 and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.
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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001 and ELVN-002, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. In addition, we plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we plan to explore strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. We have not initiated clinical trials for any other product candidate.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $28.5 million for the three months ended March 31, 2025. As of March 31, 2025, we had an accumulated deficit of $272.0 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We have never generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post-marketing requirements. We do not anticipate generating any revenue from product sales for many years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of ELVN-001, including development of any combination drug products, and any other product candidates, preclinical and clinical development of other research programs and any other future programs, and/or development of a companion diagnostic, if required for regulatory approval;
•
establishing and maintaining relationships with CROs, CMOs and clinical sites for the clinical development of ELVN-001 and any other programs, both in the United States and internationally, including Europe and China;
•
the Company’s ability to pursue a strategic alternative for the ELVN-002 program;
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
•
addressing any impact of global trade tensions, including any trade restrictions or tariffs imposed by the United States or by other countries in response to U.S. tariffs; and
•
attracting, hiring and retaining qualified personnel.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are very early in our development efforts. In addition, we are substantially dependent on ELVN-001. If we are unable to advance ELVN-001 through clinical development, obtain regulatory approval and ultimately commercialize or license ELVN-001, or experience significant delays in doing so, our business will be materially harmed. Further, if we are unable to complete combination studies for, identify and complete strategic alternatives for, or otherwise commercialize or license ELVN-002, or if we experience significant delays in doing so, our business may be impacted.

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. We also plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we plan to explore strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. We have not initiated clinical trials for any other product candidate, and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization of ELVN-001, including the development of any combination drug products or companion diagnostics, or the licensing of such product candidates. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We have limited resources and are currently focusing our efforts on ELVN-001 for development in particular indications and advancing our other research programs. As a result, we may fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We are currently focusing our resources and efforts on ELVN-001 and advancing our other research programs. We also plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we plan to explore strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for ELVN-001, ELVN-002 and our other research programs, including the development of any combination drug products or companion diagnostics, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for ELVN-001, ELVN-002 and our other research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaborations, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

Our prospects depend in large part upon developing and commercializing ELVN-001 and/or otherwise commercializing or licensing ELVN-001 or ELVN-002 and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates including ELVN-001, ELVN-002 and product candidates from our research programs, including the development of any combination drug products or companion diagnostics, or entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop or commercialize our product candidates. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we plan to explore strategic alternatives for the ELVN-002 program and we do not intend to pursue its development beyond 2025. A product candidate can unexpectedly fail at any stage of development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

We do not have complete control over many of these factors, including certain aspects of preclinical and clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from ELVN-001 and ELVN-002, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. We also plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we plan to explore strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to it on a timely basis or at all.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for ELVN-001 and ELVN-002, the FDA, EMA or other comparable foreign regulatory authorities have required, and may in the future require, us to conduct additional studies before they allow us to initiate additional clinical trials or at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Further, changes in regulations in the United States and other countries may increase our compliance costs, make it more difficult to conduct trials in some countries or to implement global trials, or result in changes to our current clinical plans and timelines. Before obtaining marketing approval from the FDA of ELVN-001 or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. We could encounter delays because we may need to relocate our corporate headquarters, which includes office and laboratory space. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trials' conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited, and we have experienced minor delays in enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML and for solid tumors with HER2 alterations, it may make it difficult for us to enroll patients in our trials for the same indications. For example, CML patient enrollment could have been and will likely be affected by the approval of Scemblix (asciminib) as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Similarly, patient enrollment for our clinical trials directed to solid tumors with HER2 alterations and overexpressing and amplified HER2 may be impacted by competing therapeutics approved for non-small cell lung cancer ("NSCLC"), metastatic breast cancer ("MBC") or colorectal cancer ("CRC"), or for tumors with the same genetic mutation as the indications we may pursue for our product candidates, as well as clinical trials of other investigational products that may compete with our trials. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate.

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

There are currently six BCR-ABL TKIs approved for use in CML by the FDA: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib), which are more fully described in the Business section of our Annual Report on Form 10-K filed with the SEC on March 13, 2025.

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

For HER2 amplified and overexpressing tumors, such as BRC, there are several FDA-approved antibodies, antibody drug conjugates, and TKIs. For example, Genentech’s Herceptin (trastuzumab) and Perjeta (pertuzumab) are approved HER2-antibodies. Approved HER2-antibody drug conjugates include Genentech’s Kadcyla (ado-trastuzumab emtansine) and Daiichi Sankyo’s Enhertu. Approved TKIs for HER2 BRC include Puma’s Nerlynx (neratinib), Novartis AG’s Tykerb (lapatinib), and Seagen’s Tukysa (tucatinib). Several of these drugs are approved for other HER2-driven indications such as gastric cancer and CRC. The competitive landscape for HER2 positive breast cancer may become more competitive as multiple novel monotherapy and combinations are presently being evaluated in early clinical trials. Boehringer Ingelheim’s zongertinib, Roche's ZN-A-1041/RG6596 and Iambic Therapeutics’ IAM1363 are HER2 selective TKIs in early-stage development for HER2-altered cancers. Furthermore, Enhertu received accelerated approval from the FDA for HER2 positive (IHC3+) unresectable or metastatic solid tumors.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, we are in the process of changing the formulation of our ELVN-001 and ELVN-002 drugs to a tablet form. This could increase our costs and/or could delay regulatory approval. Such changes carry the risk that they will not achieve these intended objectives.

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

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Any actions by federal and state governments, such as the Inflation Reduction Act of 2022 (“IRA”), and health plans aimed at putting additional downward pressure on pharmaceutical pricing and health care costs could negatively impact coverage and reimbursement for our product candidates if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see "We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.” For example, in April 2025, the President issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by HHS, CMS, and FDA under the new leadership, and how those actions will impact our industry and our business.

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

As part of our development strategy, we are seeking strategic collaborations to develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. We plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we plan to explore strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

Existing regulatory policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, including changes in government administration policy positions as a result of the current presidential administration. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, and we may not achieve or sustain profitability.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges as well as future litigation against the HHS or CMS, including those in view of the Supreme Court’s overturn of the Chevron doctrine, legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the current presidential administration.

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

Inadequate funding, layoffs, and other policies impacting the normal operations of the FDA, the SEC and other United States government agencies or the EMA or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, changes in agency leadership, layoffs, reduction in force, agency reorganization, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. For example, action by the current administration to limit federal agency budgets or personnel may result in reductions to the SEC’s budget, employees, and operations, which may lead to slower response times and longer review periods.

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

DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. The Swiss-U.S. DPF was the subject of an adequacy decision that was effective on September 15, 2024. The EU-U.S. DPF has faced a legal challenge, and it, the Swiss-U.S. DPF, and the UK Extension may be subject to additional legal challenges, from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to renewal, and the European Commission may intervene at any time with respect to its adequacy decision. The UK is considering modifications to its data protection regime that, if implemented, may impact the UK’s adequacy determination. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that took effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that has taken, or will take, effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will take effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice recently issued a final rule that took effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries. Collectively, these laws and regulations represent a trend toward more stringent laws and regulations addressing data transfers and other privacy and data security matters in the United States. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with new and evolving legislation relating to privacy and data security.

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

In addition, our products may be subject to U.S. and foreign export controls, trade sanctions and import laws and regulations. Governmental regulation of the import or export of our products, or our failure to obtain any required import or export authorization for our products, when applicable, could harm our international or domestic sales and adversely affect our revenue. Compliance with applicable regulatory requirements regarding the export of our products may create delays in the introduction of our products in international markets or, in some cases, prevent the export of our products to some countries altogether. Furthermore, United States export control laws and economic sanctions prohibit the shipment of certain products and services to countries, governments, and persons targeted by United States sanctions. If we fail to comply with export and import regulations and such economic sanctions, penalties could be imposed, including fines and/or denial of certain export privileges. Moreover, any new export or import restrictions, new legislation or shifting approaches in the enforcement or scope of existing regulations, or in the countries, persons, or products targeted by such regulations, including changes that may result from the current presidential administration, could result in decreased use of our products by, or in our decreased ability to export our products to, existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business.

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

As of March 31, 2025, we had 65 full-time employees. Of these employees, 50 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2025, we had 65 full-time employees. Of these employees, 50 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the preclinical, clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for ELVN-001 and any other product candidates while complying with any contractual obligations to contractors and other third parties;
•
managing increasing operational and managerial complexity;
•
complying with additional regulatory and compliance requirements related to advancing our product candidates and research programs; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize ELVN-001 and other research programs will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

We may also be required to notify governmental authorities and/or affected individuals of breaches involving personal information. For example, all 50 states have laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state regulators, and/or others. These laws are not consistent, and compliance in the event of a widespread security breach or incident may be difficult and costly. We also may be contractually required to notify affected individuals or other relevant stakeholders of a security breach or incident. Regardless of our security measures and contractual protections, any actual or perceived security breach or incident or breach of our contractual obligations could harm our reputation and brand, expose us to potential liability or require us to expend significant resources on data security and in responding to any such actual or perceived breach or incident. Notifications and follow-up actions related to a security incident could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. We expect to incur significant costs in an effort to detect and prevent security breaches and incidents, and we may face increased costs and requirements to expend substantial resources in the event of an actual or perceived security breach or incident. Additionally, we currently are working to implement, and have plans for the future implementation of, additional policies, controls, and other measures relating to cybersecurity in an effort to improve our cybersecurity posture. This will require us to incur additional costs.

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
•
unexpected changes in tariffs, trade barriers, any retaliatory actions in response thereto, price and exchange controls and other regulatory requirements, including changes in government administration policy positions as a result of the current presidential administration;
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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geo-political actions, including war and terrorism, trade policies, including any changes as a result of the current presidential administration, treaties and tariffs.

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

Our commercial success depends in part on avoiding infringement of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and products that may be approved in the future, or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biopharmaceutical industry, including patent infringement lawsuits, oppositions, reexaminations, IPR proceedings and PGR proceedings before the USPTO and/or corresponding foreign patent offices. We may be subject to claims of patent infringement during those proceedings, and delays caused by the federal agencies may increase the time period that we are subject to such claims. For example, administrative changes, including reduced staff and budgets experienced by the Patent and Trial Appeal Board, could further delay our ability to timely challenge any such patents. Numerous third-party United States and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates.

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

For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal circuit recently issued a decision involving the interaction of patent term adjustment, terminal disclaimers and obvious-type double patenting. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the IRA passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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

Depending upon the timing, duration and specifics of FDA marketing approval of our product candidates, one or more of our United States patents or those of our future licensors may be eligible for limited patent term restoration under the Hatch-Waxman Act, or patent term extension in certain foreign countries. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Additionally, administrative changes at the USPTO or other applicable patent authorities, such as reduced hiring and/or funding, may result in delays in issuance of a patent or in accrual of patent term extension, thereby reducing the amount of patent term extension that could otherwise be received. Administrative changes (e.g., at the FDA or USPTO) may also lead to delays in review and analysis of requests for patent term extension, which could result in a patent term extension not being timely granted (e.g., before the expiration of the patent). Moreover, the applicable time period or the scope of patent protection afforded could be less than we project or request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we project or request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially. Further, if this occurs, our competitors may take advantage of our investment in development and trials by referencing our clinical and preclinical data and launch their product earlier than might otherwise be the case.

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

Geopolitical actions in the United States and in foreign countries (such as retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs) could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. For example, further to the United States and foreign government actions related to Russia’s invasion of Ukraine, the Kremlin issued Decree 299 stating that Russian companies and individuals can use patented inventions without the owner’s permission or compensation, if the patent is held by owners from “unfriendly countries,” which includes the United States. As a result, we would not be able to enforce our otherwise valid patent rights against an infringer in Russia. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15. 122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities’ intellectual property rights.

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

We currently utilize and depend upon, and plan to utilize and depend upon, independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. For example, we use Pharmaron to conduct preclinical studies and clinical trials and provide us with active pharmaceutical ingredients ("APIs"). Since Pharmaron is located in China, we are exposed to the possibility of product supply disruption and increased costs resulting from the trade tensions between the United States and China, and political unrest or unstable economic conditions in China. For example, the U.S. Commerce Department’s Section 232 National Security Investigation of Imports of Pharmaceuticals and Pharmaceutical Ingredients could lead to tariffs on the APIs we obtain from Pharmaron. Any of these matters could materially and adversely affect our business and results of operations. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs.

In the future, we may also rely on third parties for the manufacture of any companion diagnostics we may develop. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, including changes arising as a result of the current presidential administration with respect to trade policies, treaties, tariffs, any retaliatory actions in response thereto, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. The U.S. Commerce Department’s Section 232 investigation on pharmaceuticals and pharmaceutical ingredients could lead to U.S.-imposed tariffs and retaliatory actions by other countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. In addition, various U.S. regulators and legislators have advanced proposals that would limit the exchange of data with commercial counterparties in certain nations, including China, ranging from personal health information to clinical trial data to information related to drug development, and regulators in other countries have considered similar restrictions on the outflow of such data. Further, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of the current presidential administration. We also expect to manufacture certain of our product candidates in various countries, including countries in Europe, which we expect to increase the cost of manufacturing our product candidates. Potential issues or delays with this transition can impact our clinical plans and timelines, and we expect that such transition will increase our expenses. We may also face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data within particular jurisdictions, or originally obtained from particular jurisdictions, including China. If we are unable to obtain or use services from existing service providers, to obtain or use any necessary inputs (e.g., data), or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing both APIs and finished drug products. Our CMOs are also subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our product candidates or export our manufactured investigational products to the countries where our clinical trials are conducted. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, any retaliatory actions in response thereto, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We currently use CMOs based in China and Europe and plan to add additional CMOs or transition the manufacturing of our product candidate(s) to CMOs based in other countries, which can increase our business expenses. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. We may also seek strategic collaborations to develop combination therapy strategies for our portfolio products, and/or maximize portfolio value globally through selective co-development and/or commercialization collaborations. For example, we plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we plan to explore strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property, global trade tensions, and industry and market conditions generally. The potential collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative efforts and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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
•
competition from existing and potential future products that compete with ELVN-001 or any of our research programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of ELVN-001 or any of our other research programs;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with ELVN-001 or any of our other research programs;
•
our ability to commercialize ELVN-001 or any of our research programs, if approved, inside and outside of the United States, either independently or working with third parties;
•
our ability to successfully explore strategic alternatives for the ELVN-002 program;
•
costs related to our decision not to develop the HER2 program beyond 2025;
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
•
geo-political developments, general market or macroeconomic conditions including inflation, interest rates, the imposition of various sanctions and tariffs by the United States and in other countries, and changes in government administration policy positions as a result of the current presidential administration;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the Russia-Ukraine conflict, widening conflict in the Middle East, geopolitical events, changes in government administration policy positions as a result of the current presidential administration, or otherwise could materially and adversely affect our business and the value of our common stock. For example, we have established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis or at all, we would be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of March 31, 2025, we had $289.6 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into late 2027. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million (the “Shelf Registration”). On June 23, 2023, we also entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time through an “at-the-market” program under the Securities Act, having an aggregate offering price of up to $200.0 million through the Sales Agent. Through March 31, 2025, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. Additionally, in March 2024, we sold common stock and Pre-Funded Warrants in the Private Placement and received aggregate net proceeds of $89.7 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and Pre-Funded Warrants to purchase 1,071,505 shares of our common stock in the Private Placement. Through March 31, 2025, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

In general, our ability to use our NOLs and tax credit carryforwards to offset potential future taxable income and related income taxes that would otherwise be due is dependent upon our generation of future taxable income, and we cannot predict with certainty when, or whether, we will generate sufficient taxable income to use all of our NOLs and tax credit carryforwards. For U.S. federal income tax purposes, our NOLs generated in tax years beginning after December 31, 2017 may be carried forward indefinitely, but for taxable years beginning after December 31, 2020, the deductibility of federal NOLs is limited to 80% of current year taxable income. It is uncertain whether and to what extent various states will conform to the federal tax laws. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state income taxes owed. For example, recently enacted California legislation limits the use of state NOLs for tax years beginning on or after January 1, 2024 and before January 1, 2027. As a result of this legislation or other unforeseen reasons, we may not be able to utilize some or all of our California NOLs, even if we attain profitability.

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the "IRC"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as tax credit carryforwards) to offset its post-change income may be limited, including as a result of ownership changes that are beyond its control. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in the company’s equity ownership by certain “5-percent shareholders” over a rolling three-year period. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have completed an analysis and determined that ownership changes have occurred under Section 382 in the past, as well as in 2023 due to the Merger. Our deferred tax assets have been reduced by the amount of NOLs and tax credit carryforwards expected to expire unused due to the Section 382 and Section 383 limitations. We may experience subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical NOLs and tax credit carryforwards are materially limited, it will adversely affect our future operating results by effectively increasing our future income tax obligations.

Changes in tax laws or in their implementation may adversely affect our business, operating results, or financial condition.

Changes in tax laws, including changes to tax rates, tax treaties, and regulations or their interpretation, may cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise may adversely affect our business, operating results, or financial condition. In accordance with the Tax Cuts and Jobs Act of 2017, the research and experimental ("R&E") expenditures under IRC Section 174 are required to be amortized over a period of five years for domestic expenses and 15 years for foreign expenses beginning in 2022. As a result, we have capitalized R&E expenditures in our current tax provision.

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

As of March 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 67.0% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

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

Enliven Therapeutics, Inc.

Date: May 14, 2025	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)