Form 10-Q
period 2025-06-30
Enliven Therapeutics, Inc.
filed 2025-08-13
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 59,235,547 shares of common stock, $0.001 par value per share, outstanding.

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
•
our ability to secure drug product for combination studies and for comparator arms in our clinical trials;
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
•
our ability to utilize our net operating loss carryforwards ("NOLs") and tax credit carryforwards; and
•
the impact of laws and regulations.

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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$119,437	$124,117
Marketable securities	371,066	189,323
Restricted cash	—	54
Prepaid expenses and other current assets	5,119	4,633
Total current assets	495,622	318,127
Property and equipment, net	462	458
Operating lease right-of-use assets	564	—
Other long-term assets	7,239	7,175
Total assets	$503,887	$325,760
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,351	$1,342
Accrued expenses and other current liabilities	12,860	14,573
Total current liabilities	15,211	15,915
Long-term liabilities	204	—
Total liabilities	15,415	15,915
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 59,226,171 and 48,936,459 at June 30, 2025 and December 31, 2024, respectively	59	49
Additional paid-in capital	785,941	553,213
Accumulated other comprehensive (loss) income	(177)	55
Accumulated deficit	(297,351)	(243,472)
Total stockholders’ equity	488,472	309,845
Total liabilities and stockholders' equity	$503,887	$325,760

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$21,491	$18,826	$46,386	$38,796
General and administrative	7,093	5,777	13,891	11,794
Total operating expenses	28,584	24,603	60,277	50,590
Loss from operations	(28,584)	(24,603)	(60,277)	(50,590)
Other income (expense), net
Interest income	3,251	4,086	6,447	7,336
Change in fair value of contingent value right liability	—	800	—	800
Income tax expense	—	(232)	—	(232)
Other expense	(2)	(1)	(49)	(2)
Total other income (expense), net	3,249	4,653	6,398	7,902
Net loss	(25,335)	(19,950)	(53,879)	(42,688)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(161)	(86)	(232)	(280)
Comprehensive loss	$(25,496)	$(20,036)	$(54,111)	$(42,968)
Net loss per share, basic and diluted	$(0.49)	$(0.41)	$(1.05)	$(0.95)
Weighted-average shares outstanding, basic and diluted	52,105,052	48,075,035	51,083,841	45,060,322

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2024	41,292,027	$41	$400,172	$141	$(154,448)	$245,906
Exercise of common stock options	130,780	—	320	—	—	320
Vesting of restricted stock units	2,688	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	73	—	—	73
Issuance of common stock and pre-funded warrants in the Private Placement, net of issuance costs of $170	5,357,144	6	89,824	—	—	89,830
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(22,738)	(22,738)
Other comprehensive loss	—	—	—	(194)	—	(194)
Balance - March 31, 2024	46,782,639	$47	$494,904	$(53)	$(177,186)	$317,712
Exercise of common stock options	357,277	—	1,859	—	—	1,859
Vesting of restricted stock units	1,749	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	68	—	—	68
Issuance of common stock under the ESPP	31,801	—	320	—	—	320
Issuance costs related to the Private Placement	—	—	(135)	—	—	(135)
Stock-based compensation	—	—	5,144	—	—	5,144
Net loss	—	—	—	—	(19,950)	(19,950)
Other comprehensive loss	—	—	—	(86)	—	(86)
Balance - June 30, 2024	47,173,466	$47	$502,160	$(139)	$(197,136)	$304,932

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2025	48,936,459	$49	$553,213	$55	$(243,472)	$309,845
Exercise of common stock options	91,915	—	234	—	—	234
Vesting of restricted stock units	10,356	—	—	—	—	—
Vesting of stock options	—	—	33	—	—	33
Stock-based compensation	—	—	6,799	—	—	6,799
Net loss	—	—	—	—	(28,544)	(28,544)
Other comprehensive loss	—	—	—	(71)	—	(71)
Balance - March 31, 2025	49,038,730	$49	$560,279	$(16)	$(272,016)	$288,296
Exercise of common stock options	236,893	—	1,324	—	—	1,324
Vesting of restricted stock units	6,604	—	—	—	—	—
Vesting of stock options	—	—	28	—	—	28
Issuance of common stock under the ESPP	22,957	—	427	—	—	427
Issuance of common stock and pre-funded warrants in the Public Offering, net of issuance costs of $13,875	9,920,987	10	216,159	—	—	216,169
Stock-based compensation	—	—	7,724	—	—	7,724
Net loss	—	—	—	—	(25,335)	(25,335)
Other comprehensive loss	—	—	—	(161)	—	(161)
Balance - June 30, 2025	59,226,171	$59	$785,941	$(177)	$(297,351)	$488,472

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(53,879)	$(42,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	157
Stock-based compensation	14,523	9,659
Non-cash lease expense	172	159
Amortization of premiums and discounts on marketable securities, net	28	(1,264)
Change in fair value of contingent value right liability	—	(800)
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(550)	(6,087)
Operating lease liabilities	(156)	(166)
Accounts payable	1,009	551
Accrued expenses and other liabilities	(2,486)	(3,317)
Net cash used in operating activities	(41,184)	(43,796)
Cash flows from investing activities:
Maturities of marketable securities	117,408	116,079
Purchases of marketable securities	(299,411)	(177,607)
Receipt of contingent value right milestone	—	10,000
Purchases of property and equipment	(159)	(22)
Net cash used in investing activities	(182,162)	(51,550)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,558	2,061
Proceeds from issuance of common stock under the ESPP	427	320
Proceeds from issuance of common stock and pre-funded warrants in the Public Offering, net of issuance costs	216,627	—
Proceeds from issuance of common stock and pre-funded warrants in the Private Placement, net of issuance costs	—	89,695
Net cash provided by financing activities	218,612	92,076
Net decrease in cash, cash equivalents and restricted cash	(4,734)	(3,270)
Cash, cash equivalents and restricted cash at the beginning of the period	124,171	100,195
Cash, cash equivalents and restricted cash at the end of the period	$119,437	$96,925

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$119,437	$96,871
Restricted cash	—	54
Total cash, cash equivalents and restricted cash	$119,437	$96,925

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$736	$—
Issuance costs related to the Public Offering included in accrued expenses and other current liabilities	$458	$—
Purchases of property and equipment included in accrued expenses and other current liabilities	$—	$23
Receivables from stock option exercises included in prepaid expenses and other current assets	$—	$118

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and widening conflict in the Middle East, including the Israel-Iran conflict, the imposition of various sanctions, trade restrictions, and tariffs by the United States and in other countries, and potential changes in political, regulatory, legal or economic conditions, including changes in government administration policy positions as a result of the current presidential administration, and public health emergencies/epidemics. The Company has established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of June 30, 2025, the Company had an accumulated deficit of $297.4 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $490.5 million as of June 30, 2025 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

On June 23, 2023, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows the Company to undertake various equity and debt offerings up to $400.0 million, and on June 13, 2025, the Company filed a related registration statement on Form S-3MEF, which increased the limit of the Company’s equity and debt offerings by an additional $40.0 million. On June 23, 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock, from time to time through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”), having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of common stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3. On July 6, 2023, the Company filed a prospectus supplement to the shelf registration statement that covers the offering, issuance and sale of common stock under the Sales Agreement. On June 16, 2025, the Company closed an underwritten public offering (the "Public Offering") of 9,920,987 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase 1,526,250 additional shares of its common stock, at a price to the public of $19.66 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,780,263 shares of its common stock at a price to the public of $19.659 per pre-funded warrant, which represents the per share public offering price of each share of the Company’s common stock less the $0.001 per share exercise price for each pre-funded warrant. As of June 30, 2025 and December 31, 2024, there was $10.0 million and $200.0 million, respectively, available for use under the shelf registration statement on Form S-3, excluding the common stock that may be offered under the Sales Agreement. As of June 30, 2025 and December 31, 2024, there was $160.0 million of common stock available for sale under the Sales Agreement.

Refer to Note 9 for further discussion.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2025 and December 31, 2024, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a previously outstanding facility sublease. As of June 30, 2025 and December 31, 2024, $0 and $54,000 of restricted cash was reflected as current assets in the condensed consolidated balance sheets, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of June 30, 2025, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Impairment of long-lived assets

The Company evaluates long-lived assets, which consist of laboratory equipment and computers, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No impairment losses were recognized during the periods presented.

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

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of June 30, 2025, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Key provisions impacting the Company include (i) the permanent reinstatement of immediate expensing for domestic research and experimental expenditures effective January 1, 2025 and (ii) the restoration of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The Company is currently assessing the OBBBA’s impact on its consolidated financial statements.

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

The Company will remain an emerging growth company until December 31, 2025.

The Company is currently a “smaller reporting company,” and based on the market value of its common stock held by non-affiliates exceeding $700.0 million as of June 30, 2025, it will transition to a “large accelerated filer” status with effect as of January 1, 2026.

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

3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of June 30, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$99,818	$99,818	$—	$—
U.S. Treasury securities	18,872	18,872	—	—
Marketable securities:
U.S. Treasury securities	371,066	371,066	—	—
Total	$489,756	$489,756	$—	$—

As of December 31, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$123,347	$123,347	$—	$—
Marketable securities:
U.S. Treasury securities	189,323	189,323	—	—
Total	$312,670	$312,670	$—	$—

CVR asset and liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its consolidated balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved, and the Company received the $10.0 million milestone payment in April 2024. Pursuant to the terms of the CVR Agreement, the Company has 45 days from the end of the calendar quarter in which funds are received to deliver the milestone proceeds, net of permitted deductions, to the rights agent for distribution to the CVR holders. The Company assessed the permitted deductions under the terms of the CVR Agreement and concluded that such permitted deductions amounted to $0.9 million, and accordingly, the CVR liability was revalued to the net amount of $9.1 million. In August 2024, the Company paid $9.1 million to the rights agent for distribution to the CVR holders. As the second milestone event under this asset purchase agreement relates to the future potential commercialization of the assets, no value was attributed to this milestone as of June 30, 2025 and December 31, 2024.

4. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of June 30, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$371,243	$11	$(188)	$371,066
Total		$371,243	$11	$(188)	$371,066

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$189,268	$101	$(46)	$189,323
Total		$189,268	$101	$(46)	$189,323

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

The Company has one operating lease, as described above, with a remaining lease term of 1.5 years. The incremental borrowing rate used to calculate the ROU asset and lease liability was 8.3%, which was based on the Company's estimated borrowing rate on a collateralized loan. As of June 30, 2025, the remaining ROU assets and lease liabilities under the Lease were $0.6 million and $0.6 million, respectively. As of December 31, 2024, the remaining ROU assets and lease liabilities under the former facility sublease were $0 due to the sublease reaching the end of its term.

As of June 30, 2025, the future minimum lease payments under the Lease were as follows (in thousands):

As of
June 30, 2025
Year ending December 31,
2025 (remaining six months)	$200
2026	414
Thereafter	—
Total future minimum lease payments	614
Less: amount representing interest	(34)
Present value of lease liabilities	580
Less: current portion of lease liabilities	(376)
Lease liabilities, non-current	$204

Cash paid for amounts included in the measurement of operating lease liabilities was $100,000 and $85,000 for the three months ended June 30, 2025 and 2024, respectively, and $183,000 and $170,000 for the six months ended June 30, 2025 and 2024, respectively. The Company recognized rent expense of $99,000 and $81,000 for the three months ended June 30, 2025 and 2024, respectively, and $199,000 and $163,000 for the six months ended June 30, 2025 and 2024, respectively.

No impairment losses were recognized during the three and six months ended June 30, 2025 and 2024.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	June 30, 2025	December 31, 2024
Laboratory equipment	5	$1,272	$1,113
Computer equipment	3	264	264
Property and equipment, gross		1,536	1,377
Less: accumulated depreciation		(1,074)	(919)
Property and equipment, net		$462	$458

Depreciation expense was $81,000 and $79,000 for the three months ended June 30, 2025 and 2024, respectively, and $155,000 and $157,000 for the six months ended June 30, 2025 and 2024, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	June 30, 2025	December 31, 2024
Accrued employee compensation costs	$2,473	$4,609
Accrued research and development costs	9,018	9,023
Accrued issuance costs	458	—
Lease liability	376	—
Accrued legal and professional fees	472	737
Other	63	204
Accrued expenses and other current liabilities	$12,860	$14,573

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2025 and December 31, 2024.

9. Common Stock

As of June 30, 2025 and December 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 59,226,171 and 48,936,459 shares were issued and outstanding, respectively. As of June 30, 2025 and December 31, 2024, there were 1,230 and 14,243 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $6,000 and $67,000 as of June 30, 2025 and December 31, 2024, respectively, of which $0 were recorded as long-term liabilities as of June 30, 2025 and December 31, 2024.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through June 30, 2025.

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent. Sales of the Company’s common stock made pursuant to the Sales Agreement are made under the Company’s shelf registration statement on Form S-3, which was declared effective by the SEC on July 3, 2023. During the six months ended June 30, 2025, there were no sales of common stock pursuant to the Sales Agreement. During the year ended December 31, 2024, the Company sold 1,526,610 shares of its common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants to purchase 1,071,505 shares of its common stock at a price of $13.999 per pre-funded warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of June 30, 2025, all of the pre-funded warrants related to the Private Placement remain unexercised and outstanding.

On June 16, 2025, the Company completed the Public Offering where it sold 9,920,987 shares of its common stock at a price to the public of $19.66 per share and pre-funded warrants to purchase 1,780,263 shares of its common stock at a price to the public of $19.659 per pre-funded warrant, resulting in aggregate gross proceeds of $230.0 million, before estimated issuance costs of $13.9 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of June 30, 2025, all of the pre-funded warrants related to the Public Offering remain unexercised and outstanding.

The pre-funded warrants related to the Private Placement and Public Offering met the permanent equity criteria classification and, therefore, were classified as a component of permanent stockholders’ equity within additional paid-in capital. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, the pre-funded warrants do not provide any guarantee of value or return.

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	June 30, 2025	December 31, 2024
Issuance of common stock upon exercise of stock options	9,487,212	7,405,797
Issuance of common stock upon vesting of restricted stock units	90,185	76,145
Equity awards available for grant under equity plans	3,718,335	3,970,431
Shares available for issuance under the ESPP	737,211	760,168
Issuance of common stock upon exercise of pre-funded warrants	2,851,768	1,071,505
Total common stock reserved for future issuance	16,884,711	13,284,046

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of June 30, 2025, 3,718,335 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. The number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of June 30, 2025, 737,211 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company issued 22,957 and 31,801 shares of its common stock under the ESPP during the six months ended June 30, 2025 and 2024, respectively. The Company had an outstanding liability of $44,000 and $61,000 at June 30, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of June 30, 2025, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2025	7,405,797	$13.55
Options granted	2,564,805	22.31
Options exercised and vested	(341,821)	4.73
Options cancelled and forfeited	(141,569)	20.66
Outstanding - June 30, 2025	9,487,212	$16.13

As of June 30, 2025, total compensation cost not yet recognized related to unvested stock options was $68.5 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2025	76,145	$14.26
Granted	31,000	22.47
Vested	(16,960)	14.94
Forfeited	—	—
Unvested - June 30, 2025	90,185	$16.96

As of June 30, 2025, total compensation cost not yet recognized related to unvested RSUs was $1.4 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$3,833	$2,528	$7,281	$4,757
General and administrative	3,891	2,616	7,242	4,902
Total stock-based compensation expense	$7,724	$5,144	$14,523	$9,659

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

	Six Months Ended June 30,
Stock Options	2025	2024
Expected term (years)	5.3 - 6.1	5.7 - 6.1
Expected volatility	81%	82% - 84%
Risk-free interest rate	4.0% - 4.5%	4.0% - 4.6%
Expected dividend yield	—%	—%

	Six Months Ended June 30,
ESPP	2025	2024
Expected term (years)	0.5	0.5
Expected volatility	72%	75%
Risk-free interest rate	4.3%	5.4%
Expected dividend yield	—%	—%

11. Segment Information

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development:
External expenses
ELVN-001	$5,984	$3,896	$10,978	$8,599
ELVN-002	3,513	6,751	11,640	14,020
Other (1)	3,211	2,257	6,587	4,319
Internal expenses
Salaries and benefits	4,263	2,817	8,522	5,919
Stock-based compensation	3,833	2,528	7,281	4,757
Facilities, laboratory supplies and other (2)	687	577	1,378	1,182
Total research and development expenses	21,491	18,826	46,386	38,796
General and administrative:
Salaries and benefits	1,384	1,156	2,750	2,371
Stock-based compensation	3,891	2,616	7,242	4,902
Other (3)	1,818	2,005	3,899	4,521
Total general and administrative expenses	7,093	5,777	13,891	11,794
Total operating expenses	28,584	24,603	60,277	50,590
Other income (expense), net	3,249	4,653	6,398	7,902
Net loss	$(25,335)	$(19,950)	$(53,879)	$(42,688)

(1) Other external research and development costs primarily represent contract research, preclinical studies and manufacturing costs that are not related to ELVN-001 and ELVN-002, as well as general consulting costs.

(2) Other internal research and development costs primarily represent travel, expensed software and depreciation.

(3) Other general and administrative costs primarily represent insurance, professional fees, expensed software, taxes and travel.

12. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(25,335)	$(19,950)	$(53,879)	$(42,688)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	52,109,257	48,125,940	51,091,218	45,122,104
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(4,205)	(49,371)	(7,377)	(58,807)
Less: weighted-average unvested restricted shares of common stock	—	(1,534)	—	(2,975)
Weighted-average shares used to compute net loss per common share, basic and diluted	52,105,052	48,075,035	51,083,841	45,060,322
Net loss per share, basic and diluted	$(0.49)	$(0.41)	$(1.05)	$(0.95)

Outstanding pre-funded warrants to purchase 2,851,768 and 1,071,505 shares of the Company's common stock as of June 30, 2025 and 2024, respectively, were used in the calculation of the weighted-average common shares outstanding for the corresponding periods presented above.

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

	As of June 30,
	2025	2024
Stock options outstanding	9,487,212	7,464,751
Unvested restricted stock awards	—	623
Unvested restricted stock units	90,185	94,068
ESPP shares pending issuance	2,579	3,637
Total	9,579,976	7,563,079

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision oncology approach that improves survival and enhances overall well-being. Our discovery process combines deep insights in clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs with an increased probability of clinical and commercial success. Clinically validated targets refers to biological targets that have demonstrated statistical significance on efficacy endpoints in published third-party clinical trials. We have assembled a team of seasoned drug hunters with significant expertise in discovery and development of small molecule therapeutics. Our team includes leading chemists who have been the primary or co-inventors of over 20 product candidates that have been advanced to clinical trials, including four FDA-approved products at their prior companies: Koselugo (selumetinib), Mektovi (binimetinib), Tukysa (tucatinib), and Retevmo (selpercatinib). We are currently advancing ELVN-001, as well as pursuing several additional research stage opportunities that align with our development approach. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025.

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $90.0 million, and in June 2025, we completed an underwritten public offering (the "Public Offering") of common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $230.0 million. Through June 30, 2025, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $490.5 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of June 30, 2025, we had an accumulated deficit of $297.4 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $89.0 million and $71.6 million for the years ended December 31, 2024 and 2023, respectively, and $53.9 million for the six months ended June 30, 2025. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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
•
contract for supplies and drug product for use in potential combination studies or in comparator arms of clinical trials;
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

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine conflict, widening conflict in the Middle East, including the Israel-Iran conflict, the imposition of various sanctions and tariffs by the United States and in other countries, public health emergencies/epidemics and the changes in government administration policy positions as a result of the current presidential administration, so that we may be prepared to react to new developments as they arise.

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
•
the cost to acquire drug product for use in combination studies and for comparator arms of clinical trials; and
•
payments to third parties in connection with the preclinical development of our product candidates, including for outsourced professional scientific development services, consulting research and sponsored research.

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
•
the comparator arms of our clinical trials;
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
•
the impact of any supply chain disruptions resulting from macroeconomic or geopolitical situations, including due to any public health emergency, health epidemic (including COVID-19) or other outbreaks, the Russia-Ukraine conflict, widening conflict in the Middle East, including the Israel-Iran conflict, national security concerns and related legislation related to business operations in China and other countries and changes in government administration policy positions as a result of the current presidential administration; and
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$21,491	$18,826
General and administrative	7,093	5,777
Total operating expenses	28,584	24,603
Loss from operations	(28,584)	(24,603)
Other income (expense), net	3,249	4,653
Net loss	$(25,335)	$(19,950)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
External expenses:
ELVN-001	$5,984	$3,896
ELVN-002	3,513	6,751
Other	3,211	2,257
Total external expenses	12,708	12,904
Internal expenses:
Employee related expenses	8,096	5,345
Facilities, laboratory supplies and other	687	577
Total internal expenses	8,783	5,922
Total research and development expenses	$21,491	$18,826

Research and development expenses were $21.5 million for the three months ended June 30, 2025 compared to $18.8 million for the three months ended June 30, 2024, an increase of $2.7 million. The increase was primarily due to an increase in internal research and development costs, consisting of $1.5 million in salaries and benefits, $1.3 million in stock-based compensation and $0.1 million in other internal costs, and a net decrease in external research and development costs, consisting of a decrease of $3.2 million in ELVN-002 costs due to our intention not to pursue development beyond 2025 as we explore strategic alternatives for the program, partially offset by increases of $2.1 million in ELVN-001 costs due to clinical progression and $0.9 million in other external costs primarily related to higher research costs.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended June 30, 2025 compared to $5.8 million for the three months ended June 30, 2024, an increase of $1.3 million. The increase was primarily due to an increase in stock-based compensation.

Other Income (Expense), Net

Other income was $3.2 million for the three months ended June 30, 2025 compared to $4.7 million for the three months ended June 30, 2024, a decrease of $1.5 million. The decrease was primarily related to lower interest income of $0.9 million due to lower interest rates and lower gain of $0.8 million related to the change in fair value of the CVR liability upon remeasurement in 2024, partially offset by lower income tax expense of $0.2 million related to the CVR milestone payment in 2024.

Results of Operations

Comparison of the six months ended June 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$46,386	$38,796
General and administrative	13,891	11,794
Total operating expenses	60,277	50,590
Loss from operations	(60,277)	(50,590)
Other income (expense), net	6,398	7,902
Net loss	$(53,879)	$(42,688)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
External expenses:
ELVN-001	$10,978	$8,599
ELVN-002	11,640	14,020
Other	6,587	4,319
Total external expenses	29,205	26,938
Internal expenses:
Employee related expenses	15,803	10,676
Facilities, laboratory supplies and other	1,378	1,182
Total internal expenses	17,181	11,858
Total research and development expenses	$46,386	$38,796

Research and development expenses were $46.4 million for the six months ended June 30, 2025 compared to $38.8 million for the six months ended June 30, 2024, an increase of $7.6 million. The increase was primarily due to an increase in internal research and development costs, consisting of $2.6 million in salaries and benefits, $2.5 million in stock-based compensation and $0.2 million in other internal costs, and a net increase in external research and development costs, consisting of increases of $2.4 million in ELVN-001 costs due to clinical progression and $2.3 million in other external costs primarily related to higher research costs, partially offset by a decrease of $2.4 million in ELVN-002 costs due to our intention not to pursue development beyond 2025 as we explore strategic alternatives for the program.

General and Administrative Expenses

General and administrative expenses were $13.9 million for the six months ended June 30, 2025 compared to $11.8 million for the six months ended June 30, 2024, an increase of $2.1 million. The increase was primarily due to an increase of $2.3 million in stock-based compensation and $0.4 million in salaries and benefits, partially offset by a decrease of $0.6 million in consulting costs.

Other Income (Expense), Net

Other income was $6.4 million for the six months ended June 30, 2025 compared to $7.9 million for the six months ended June 30, 2024, a decrease of $1.5 million. The decrease was primarily related to lower interest income of $0.9 million due to lower interest rates and lower gain of $0.8 million related to the change in fair value of the CVR liability upon remeasurement in 2024, partially offset by lower income tax expense of $0.2 million related to the CVR milestone payment in 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Former Enliven funded its operations primarily through private placements of its convertible preferred stock for gross proceeds of $140.5 million and sale of common stock in the Financing Transaction in February 2023 for gross proceeds of $164.5 million. In March 2024, we sold common stock and pre-funded warrants in the Private Placement and received aggregate gross proceeds of $90.0 million, and in June 2025, we completed the Public Offering where we sold common stock and pre-funded warrants, resulting in aggregate gross proceeds of $230.0 million.

On June 23, 2023, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (the "SEC"), which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million, and on June 13, 2025, we filed a related registration statement on Form S-3MEF, which increased the limit of our equity and debt offerings by an additional $40.0 million. On June 23, 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, having an aggregate offering price of up to $200.0 million through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. Sales of our common stock made pursuant to the Sales Agreement are made under our shelf registration statement on Form S-3. Through June 30, 2025, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of June 30, 2025 and December 31, 2024, there was $10.0 million and $200.0 million, respectively, available for use under the shelf registration statement on Form S-3, excluding our common stock that may be offered under the Sales Agreement. As of June 30, 2025 and December 31, 2024, there was $160.0 million of our common stock available for sale under the Sales Agreement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our BCR-ABL and HER2 programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. As of June 30, 2025, we had cash, cash equivalents and marketable securities of $490.5 million.

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
•
the cost of acquiring drug product for any combination studies or comparator arms of clinical trials;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(41,184)	$(43,796)
Net cash used in investing activities	(182,162)	(51,550)
Net cash provided by financing activities	218,612	92,076
Net decrease in cash, cash equivalents and restricted cash	$(4,734)	$(3,270)

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025 was $41.2 million. This consisted primarily of a net loss of $53.9 million and net cash outflows from changes in our operating assets and liabilities of $2.2 million (primarily due to a net decrease in accounts payable and accrued expenses and other liabilities and an increase in prepaids and other assets), partially offset by non-cash charges for stock-based compensation of $14.5 million and other non-cash charges of $0.4 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 was $182.2 million. This consisted primarily of cash used to purchase marketable securities of $299.4 million and purchases of property and equipment of $0.2 million, partially offset by proceeds from maturities of marketable securities of $117.4 million.

Net cash used in investing activities during the six months ended June 30, 2024 was $51.6 million. This consisted primarily of cash used to purchase marketable securities of $177.6 million, partially offset by proceeds from maturities of marketable securities of $116.1 million and receipt of the contingent value right milestone payment of $10.0 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2025 was $218.6 million. This consisted primarily of net proceeds from the sale of shares of our common stock and pre-funded warrants in the Public Offering of $216.6 million (excluding the payment of estimated accrued costs of approximately $0.4 million), proceeds from the exercise of stock options of $1.6 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.4 million.

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

The following table summarizes our contractual obligations and commitments as of June 30, 2025 (in thousands):

	Payments Due by Period
	Total	Remainder of 2025	2026	Thereafter
Operating lease obligations - facility lease	$614	$200	$414	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of June 30, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2025, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of June 30, 2025, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are substantially dependent on ELVN-001. If we are unable to advance ELVN-001 through clinical development, obtain regulatory approval and ultimately commercialize or license ELVN-001, or experience significant delays in doing so, our business will be materially harmed. Further, if we are unable to identify and complete strategic alternatives for ELVN-002, or if we experience significant delays in doing so, our business may be impacted.
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
•
Our prospects depend in large part upon developing and commercializing ELVN-001 and/or licensing ELVN-001 or identifying and completing strategic alternatives for ELVN-002 and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.
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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001 and ELVN-002, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with chronic myeloid leukemia ("CML"), and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. In addition, we plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. We have not initiated clinical trials for any other product candidate.

In September 2024, we announced a positive data update from the Phase 1 clinical trial evaluating ELVN-001 in patients with CML that is relapsed, refractory, or intolerant to tyrosine kinase inhibitors (“TKIs”). However, we have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $53.9 million for the six months ended June 30, 2025. As of June 30, 2025, we had an accumulated deficit of $297.4 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We have never generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post-marketing requirements. We do not anticipate generating any revenue from product sales for many years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of ELVN-001 and any other product candidates, and preclinical and clinical development of other research programs and any other future programs;
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
•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to support any combination studies for ELVN-001, comparator arms of our clinical trials, and clinical development and meet the market demand for our product candidates, if approved;
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

Any changes in the manufacturing process, suppliers, or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy. We are pursuing potential alternative tablet formulations for the ELVN-001 program and have conducted bridging studies with respect to those formulations. If we pursue other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

We have not submitted a New Drug Application (“NDA”) to the FDA or similar approval filings to a comparable foreign regulatory authority for any product candidate. An NDA or other relevant regulatory filing must include extensive nonclinical and clinical data and supporting information to establish that the product candidate is safe and effective for each desired indication. The NDA or other relevant regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product candidate. We cannot be certain that our current or future product candidates will be successful in clinical trials or receive regulatory approval. If we do not receive regulatory approvals for current or future product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approval to market a product candidate, our revenue will depend, in part, upon the size of the markets in the territories for which we receive regulatory approval and have commercial rights, the availability of competitive therapies and whether there are sufficient levels of reimbursement and adoption by physicians.

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are very early in our development efforts. In addition, we are substantially dependent on ELVN-001. If we are unable to advance ELVN-001 through clinical development, obtain regulatory approval and ultimately commercialize or license ELVN-001, or experience significant delays in doing so, our business will be materially harmed. Further, if we are unable to identify and complete strategic alternatives for ELVN-002, or if we experience significant delays in doing so, our business may be impacted.

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. We also plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. We have not initiated clinical trials for any other product candidate, and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization or licensing of ELVN-001. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We are currently focusing our resources and efforts on ELVN-001 and advancing our other research programs. We also plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for ELVN-001, ELVN-002 and our other research programs, including the development of any combination drug products, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for ELVN-001, ELVN-002 and our other research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaborations, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

Our prospects depend in large part upon developing and commercializing ELVN-001 and/or otherwise licensing ELVN-001 or identifying and completing strategic alternatives for ELVN-002 and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.

Our future operating results are dependent on our ability to successfully identify and complete strategic alternatives for ELVN-002, discover, develop, obtain regulatory approval for and commercialize product candidates including ELVN-001 and product candidates from our research programs, including the development of any combination drug products, or entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop or commercialize our product candidates. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and we do not intend to pursue its development beyond 2025. A product candidate can unexpectedly fail at any stage of development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

We do not have complete control over many of these factors, including certain aspects of preclinical and clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from ELVN-001, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.

Although a substantial amount of our efforts will focus on the continued preclinical and clinical testing and potential approval of our product candidates in our current pipeline, we expect to continue to innovate and potentially expand our portfolio. Research programs to identify product candidates may require substantial additional technical, financial and human resources, whether or not any new potential product candidates are ultimately identified. Our success may depend in part upon our ability to identify, select and develop promising product candidates and therapeutics. We may expend resources and ultimately fail to discover and generate additional product candidates suitable for further development. Even if we successfully advance any product candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this section. All product candidates are prone to risks of failure typical of biotechnology product development, including the possibility that a product candidate may not be suitable for clinical development as a result of its harmful side effects, limited efficacy or other characteristics indicating that it is unlikely to receive approval by the FDA, the EMA and other comparable foreign regulatory authorities and achieve market acceptance. If we do not successfully develop, commercialize and/or license ELVN-001 or identify and complete strategic alternatives for ELVN-002, or if we do not successfully identify, develop and commercialize new product candidates, our business, prospects, financial condition and results of operations could be adversely affected.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML, and we are evaluating ELVN-002 in Phase 1 clinical trials in adults with solid tumors with HER2 alterations. We plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to it on a timely basis or at all.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, if we change the formulation of ELVN-001, this could increase our costs and/or could delay regulatory approval.

Any of these changes could cause our product candidates to perform differently and affect the results of clinical trials conducted with the altered materials. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commercialize our product candidates, if approved, and generate revenue. In connection with alternative tablet formulations or other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

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

As part of our development strategy, we are seeking strategic collaborations to develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. We plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher (“CNPV”) program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

We currently conduct our clinical trials for ELVN-001 in the United States, Australia, France, Germany, South Korea, Canada, Spain, Israel, Japan, the United Kingdom, Poland, Italy, Belgium, Netherlands, Hungary and China. We are conducting our clinical trials for ELVN-002 in the United States, Spain, France, Italy, Australia, Taiwan, South Korea, Belgium and the Netherlands. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, and we may face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data. For example, the FDA has declined to approve other applications that contained primarily China-generated clinical data. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If we are unable to obtain or utilize appropriate study data for any reason, including any failure or refusal to accept study data by the FDA, EMA or any applicable foreign regulatory authority, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

In July 2025, the FDA announced the start of the CNPV pilot program, which provides an opportunity for companies selected for the pilot program to reduce drug/biologic review times from 10-12 months to just 1-2 months. The CNPV program was first announced in June 2025 and is focused on accelerating FDA review for companies developing drugs/biologics that are aligned with critical U.S. national health priorities, such as addressing U.S. public health crisis, addressing a large unmet need, increasing affordability, and onshoring drug development and manufacturing to advance the health interests of Americans and strengthen U.S. supply chain resiliency. There can be no assurance that we will qualify for the CNPV pilot program and it is possible that our competitors could qualify for the CNPV pilot program which could harm our competitive position in the marketplace.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. If HHS begins to set most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, that can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the current presidential administration.

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

Disruptions at the FDA, EMA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, action by the current administration to limit federal agency budgets or personnel may result in reductions to the FDA’s budget, employees, and operations, which may lead to slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain timely regulatory approval for our product candidates. In addition, in the past, including in 2018 and 2019, the United States government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. For example, the French national data protection authority has enacted specific requirements for the processing of health data. We are assessing our obligations under certain data protection requirements in the EU, and we may be required to modify our operations and relevant policies and practices in our efforts to comply with such requirements, which could require us to incur substantial costs and expenses. Additionally, we could be subject to recently enacted UK data privacy and protection laws, regulations and standards, if we decide to enroll patients in UK clinical trials. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. The United States and EU replaced the EU-U.S. Privacy Shield transfer framework with the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), which was the subject of an adequacy decision by the European Commission on July 10, 2023, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. The Swiss-U.S. DPF was the subject of an adequacy decision that was effective on September 15, 2024. The EU-U.S. DPF has faced a legal challenge, and it, the Swiss-U.S. DPF, and the UK Extension may be subject to additional legal challenges, from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to renewal, and the European Commission may intervene at any time with respect to its adequacy decision. The UK made targeted amendments to its data protection regime in the UK Data (Use and Access) Act, effective June 19, 2025, that may impact the UK’s adequacy determination. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation in the future, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

As of June 30, 2025, we had 63 full-time employees. Of these employees, 48 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2025, we had 63 full-time employees. Of these employees, 48 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize ELVN-001 and/or license ELVN-001 or identify and complete strategic alternatives for ELVN-002 and any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

There have been and may continue to be significant supply chain attacks and we cannot guarantee that our or our third-party providers’ systems have not been breached or that they do not contain exploitable defects or bugs that could result in a security breach or incident of, or other disruption to, our systems and networks or the systems and networks of third parties that support us. Our ability to monitor our third-party providers’ security measures is limited, and, in any event, those security measures may be circumvented or otherwise fail, resulting in the unauthorized, unlawful, or accidental access to, misuse, disclosure, loss, destruction, or other processing of our data, including employee personal information and other sensitive information. We have not experienced a cybersecurity incident that has been determined to be material, but our and our third-party providers’ and partners’ information technology systems have and may in the future experience cybersecurity incidents or vulnerabilities that could be exploited from inadvertent or intentional actions of our employees, third-party providers, business partners, or by malicious third parties. Cybersecurity attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. Additionally, due to the geopolitical unrest associated with Russia’s invasion of Ukraine and the widening conflict in the Middle East, including the Israel-Iran conflict, we and our CROs, contractors, and other third-party providers and collaborators may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, including changes arising as a result of the current presidential administration with respect to trade policies, treaties, tariffs, any retaliatory actions in response thereto, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. The U.S. Commerce Department’s targeted investigation related to imports of pharmaceuticals and pharmaceutical ingredients under section 232 of the Trade Expansion Act of 1962 which could result in tariffs on imports of finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The administration continues to implement new, reinstated, or adjusted tariffs, and we expect that the administration will continue with this practice. The U.S. Commerce Department’s Section 232 investigation on pharmaceuticals and pharmaceutical ingredients could also lead to retaliatory actions by other countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the U.S. from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the United States, or other countries, our business, financial condition, and results of operations may be materially harmed.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. We may also seek strategic collaborations to develop combination therapy strategies for our portfolio products, and/or maximize portfolio value globally through selective co-development and/or commercialization collaborations. For example, we plan to complete our exploratory evaluation of ELVN-002 in combination with Herceptin, Kadcyla, and Enhertu in patients with HER2+ solid tumors in the second half of 2025. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program, and we do not intend to pursue its development beyond 2025. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, issue securities that dilute our existing stockholders, or disrupt our management and business.

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
•
our ability to acquire drug product for combination trials or for comparator arms of clinical trials;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the Russia-Ukraine conflict, widening conflict in the Middle East, including the Israel-Iran conflict, geopolitical events, changes in government administration policy positions as a result of the current presidential administration, or otherwise could materially and adversely affect our business and the value of our common stock. For example, we have established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis or at all, we would be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of June 30, 2025, we had $490.5 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the first half of 2029. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on July 3, 2023, which allows us to undertake various equity and debt offerings up to $400.0 million (the “Shelf Registration”), and on June 13, 2025, we filed a related registration statement on Form S-3MEF, which increased the limit of the Company’s equity and debt offerings by an additional $40.0 million. On June 23, 2023, we entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time through an “at-the-market” program under the Securities Act, having an aggregate offering price of up to $200.0 million through the Sales Agent. Through June 30, 2025, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. Additionally, in March 2024, we sold common stock and pre-funded warrants in the Private Placement and received aggregate net proceeds of $89.7 million, and in June 2025, we completed the Public Offering where we sold common stock and pre-funded warrants and received aggregate net proceeds of

$216.2 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We will cease to be an emerging growth company and a smaller reporting company on December 31, 2025. Once we are no longer an emerging growth company, a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As a “smaller reporting company”, we also take advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer an emerging growth company, a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. We will cease to be an emerging growth company on December 31, 2025, which is the end of the fifth fiscal year after the completion of our initial public offering, and we will also cease to be a smaller reporting company on December 31, 2025. We will transition to a “large accelerated filer” status with effect as of January 1, 2026 because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2025. As a large accelerated filer, we will have to provide more expansive disclosure regarding executive compensation in our periodic reports and be subject to shorter filing deadlines, which will require additional time and expense. We will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Our issuance of additional capital stock pursuant to our equity incentive plan and employee stock purchase plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and pre-funded warrants to purchase 1,071,505 shares of our common stock in the Private Placement, and in June 2025, we completed the Public Offering where we sold 9,920,987 shares of our common stock and pre-funded warrants to purchase 1,780,263 shares of our common stock. Through June 30, 2025, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Changes in tax laws, including changes to tax rates, tax treaties, and regulations or their interpretation, may cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise may adversely affect our business, operating results, or financial condition. For instance, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and experimental (“R&E”) expenditures under IRC Section 174, instead requiring taxpayers to amortize such costs over a period of five years for domestic expenses and 15 years for foreign-based activities. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which reinstates the immediate expensing of domestic R&E expenditures. The impact of this new legislation on our tax position will depend on its implementation and interpretation by the IRS and other regulatory authorities. Moreover, there can be no assurance as to whether, when, or how this provision may be further amended or repealed.

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

As of June 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51.3% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 8, 2025, Mika Derynck, M.D., a director, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 158,795 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until August 7, 2026, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408 during the last fiscal quarter.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
4.1	Form of Pre-Funded Warrant	8-K	001-39247	4.1	June 16, 2025
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

Enliven Therapeutics, Inc.

Date: August 13, 2025	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)