Form 10-Q
period 2025-09-30
Enliven Therapeutics, Inc.
filed 2025-11-12
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 59,347,317 shares of common stock, $0.001 par value per share, outstanding.

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
•
the Company's development of a companion diagnostic in connection with the regulatory approval of any of its product candidates, if required;
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

•
our expectations regarding the government shutdown, impact of instability in the banking and financial services sector and other macroeconomic trends;
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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$101,732	$124,117
Marketable securities	375,833	189,323
Restricted cash	—	54
Prepaid expenses and other current assets	5,118	4,633
Total current assets	482,683	318,127
Property and equipment, net	399	458
Operating lease right-of-use assets	475	—
Deferred offering costs	217	—
Other long-term assets	7,101	7,175
Total assets	$490,875	$325,760
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,429	$1,342
Accrued expenses and other current liabilities	13,221	14,573
Total current liabilities	14,650	15,915
Long-term liabilities	103	—
Total liabilities	14,753	15,915
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 59,261,286 and 48,936,459 at September 30, 2025 and December 31, 2024, respectively	59	49
Additional paid-in capital	793,341	553,213
Accumulated other comprehensive income	221	55
Accumulated deficit	(317,499)	(243,472)
Total stockholders’ equity	476,122	309,845
Total liabilities and stockholders' equity	$490,875	$325,760

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$18,225	$21,258	$64,611	$60,054
General and administrative	6,871	5,810	20,762	17,604
Total operating expenses	25,096	27,068	85,373	77,658
Loss from operations	(25,096)	(27,068)	(85,373)	(77,658)
Other income (expense), net
Interest income	4,948	3,839	11,395	11,175
Change in fair value of contingent value right liability	—	73	—	873
Income tax expense	—	—	—	(232)
Other expense	—	—	(49)	(2)
Total other income (expense), net	4,948	3,912	11,346	11,814
Net loss	(20,148)	(23,156)	(74,027)	(65,844)
Other comprehensive income (loss):
Net unrealized gains on marketable securities	398	381	166	101
Comprehensive loss	$(19,750)	$(22,775)	$(73,861)	$(65,743)
Net loss per share, basic and diluted	$(0.32)	$(0.48)	$(1.35)	$(1.43)
Weighted-average shares outstanding, basic and diluted	62,093,795	48,267,458	54,794,155	46,137,170

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2024	41,292,027	$41	$400,172	$141	$(154,448)	$245,906
Exercise of common stock options	130,780	—	320	—	—	320
Vesting of restricted stock units	2,688	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	73	—	—	73
Issuance of common stock and pre-funded warrants in the Private Placement, net of issuance costs of $170	5,357,144	6	89,824	—	—	89,830
Stock-based compensation	—	—	4,515	—	—	4,515
Net loss	—	—	—	—	(22,738)	(22,738)
Other comprehensive loss	—	—	—	(194)	—	(194)
Balance - March 31, 2024	46,782,639	$47	$494,904	$(53)	$(177,186)	$317,712
Exercise of common stock options	357,277	—	1,859	—	—	1,859
Vesting of restricted stock units	1,749	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	68	—	—	68
Issuance of common stock under the ESPP	31,801	—	320	—	—	320
Issuance costs related to the Private Placement	—	—	(135)	—	—	(135)
Stock-based compensation	—	—	5,144	—	—	5,144
Net loss	—	—	—	—	(19,950)	(19,950)
Other comprehensive loss	—	—	—	(86)	—	(86)
Balance - June 30, 2024	47,173,466	$47	$502,160	$(139)	$(197,136)	$304,932
Exercise of common stock options	79,063	—	1,004	—	—	1,004
Vesting of restricted stock units	1,751	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	66	—	—	66
Stock-based compensation	—	—	5,176	—	—	5,176
Net loss	—	—	—	—	(23,156)	(23,156)
Other comprehensive income	—	—	—	381	—	381
Balance - September 30, 2024	47,254,280	$47	$508,406	$242	$(220,292)	$288,403

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2025	48,936,459	$49	$553,213	$55	$(243,472)	$309,845
Exercise of common stock options	91,915	—	234	—	—	234
Vesting of restricted stock units	10,356	—	—	—	—	—
Vesting of stock options	—	—	33	—	—	33
Stock-based compensation	—	—	6,799	—	—	6,799
Net loss	—	—	—	—	(28,544)	(28,544)
Other comprehensive loss	—	—	—	(71)	—	(71)
Balance - March 31, 2025	49,038,730	$49	$560,279	$(16)	$(272,016)	$288,296
Exercise of common stock options	236,893	—	1,324	—	—	1,324
Vesting of restricted stock units	6,604	—	—	—	—	—
Vesting of stock options	—	—	28	—	—	28
Issuance of common stock under the ESPP	22,957	—	427	—	—	427
Issuance of common stock and pre-funded warrants in the Public Offering, net of issuance costs of $13,875	9,920,987	10	216,159	—	—	216,169
Stock-based compensation	—	—	7,724	—	—	7,724
Net loss	—	—	—	—	(25,335)	(25,335)
Other comprehensive loss	—	—	—	(161)	—	(161)
Balance - June 30, 2025	59,226,171	$59	$785,941	$(177)	$(297,351)	$488,472
Exercise of common stock options	28,507	—	209	—	—	209
Vesting of restricted stock units	6,608	—	—	—	—	—
Vesting of stock options	—	—	6	—	—	6
Stock-based compensation	—	—	7,185	—	—	7,185
Net loss	—	—	—	—	(20,148)	(20,148)
Other comprehensive income	—	—	—	398	—	398
Balance - September 30, 2025	59,261,286	$59	$793,341	$221	$(317,499)	$476,122

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(74,027)	$(65,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	217	237
Stock-based compensation	21,708	14,835
Non-cash lease expense	261	239
Amortization of premiums and discounts on marketable securities, net	(282)	(552)
Change in fair value of contingent value right liability	—	(873)
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(411)	(5,304)
Operating lease liabilities	(246)	(250)
Accounts payable	(11)	487
Accrued expenses and other liabilities	(1,672)	1,036
Net cash used in operating activities	(54,463)	(55,989)
Cash flows from investing activities:
Maturities of marketable securities	185,209	196,672
Purchases of marketable securities	(371,271)	(234,225)
Receipt of contingent value right milestone	—	10,000
Payment of contingent value right milestone, net of permitted deductions	—	(9,127)
Purchases of property and equipment	(158)	(44)
Net cash used in investing activities	(186,220)	(36,724)
Cash flows from financing activities:
Proceeds from exercise of stock options	1,767	3,178
Proceeds from issuance of common stock under the ESPP	427	320
Proceeds from issuance of common stock and pre-funded warrants in the Public Offering, net of issuance costs	216,169	—
Proceeds from issuance of common stock and pre-funded warrants in the Private Placement, net of issuance costs	—	89,695
Payment of deferred offering costs	(119)	—
Net cash provided by financing activities	218,244	93,193
Net (decrease) increase in cash, cash equivalents and restricted cash	(22,439)	480
Cash, cash equivalents and restricted cash at the beginning of the period	124,171	100,195
Cash, cash equivalents and restricted cash at the end of the period	$101,732	$100,675

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$101,732	$100,621
Restricted cash	—	54
Total cash, cash equivalents and restricted cash	$101,732	$100,675

Supplemental disclosure of cash flow information:
Income taxes paid related to the contingent value right milestone	$—	$232

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$736	$—
Deferred offering costs included in accounts payable	$98	$—
Receivables from stock option exercises included in prepaid expenses and other current assets	$—	$5

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including the government shutdown, inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and conflict in the Middle East, including the Israel-Iran conflict, the imposition of various sanctions, trade restrictions, and tariffs by the United States and in other countries, and potential changes in political, regulatory, legal or economic conditions, including changes in government administration policy positions as a result of the current presidential administration, and public health emergencies/epidemics. The Company has established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of September 30, 2025, the Company had an accumulated deficit of $317.5 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $477.6 million as of September 30, 2025 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

On June 23, 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock, from time to time, through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”). On August 13, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR (the “Automatic Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows the Company to undertake an indeterminate amount of equity and debt offerings. Concurrently with the filing of the Automatic Shelf Registration Statement, the Company’s prior shelf registration statement and prior prospectus supplement, which registered $200.0 million of common stock under the Company’s at-the-market program, were terminated, and the Company no longer had any common stock available for sale under the prior prospectus supplement.

On August 13, 2025, the Company filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. Following the filing of such prospectus supplement and the termination of the Company’s prior shelf registration statement and prior prospectus supplement, there was $200.0 million of common stock available for sale under the Sales Agreement. As of September 30, 2025 and December 31, 2024, there was $200.0 million and $160.0 million, respectively, of common stock available for sale under the Sales Agreement.

Refer to Note 9 for further discussion.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 13, 2025. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2025 and December 31, 2024, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arises from the requirement for the Company to maintain cash of $54,000 as collateral for a previously outstanding facility sublease. As of September 30, 2025 and December 31, 2024, $0 and $54,000 of restricted cash was reflected as current assets in the condensed consolidated balance sheets, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of September 30, 2025, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of September 30, 2025, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. Key provisions impacting the Company include (i) the permanent reinstatement of immediate expensing for domestic research and experimental expenditures effective January 1, 2025 and (ii) the restoration of 100% bonus depreciation for qualified property placed in service after January 19, 2025. The Company has completed its analysis of OBBBA’s tax implications and concluded that the impact on the Company’s financial statements is immaterial.

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

The Company is currently a “smaller reporting company,” and based on the market value of its common stock held by non-affiliates exceeding $700.0 million as of June 30, 2025, it will be ineligible to use the requirements for smaller reporting companies beginning with its Form 10-Q for the first fiscal quarter of 2026 but will remain a non-accelerated filer through 2026.

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

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. ASU 2025-07 (i) expands a scope exception in Topic 815 to exclude from derivative accounting certain non-exchange-traded contracts whose underlyings are based on operations or activities specific to one of the parties to the contract, while excluding variables based on market rates/prices/indices, the price or performance of a party’s financial assets or liabilities, contracts in an issuer’s own equity subject to Subtopic 815-40, and call/put options on debt; and (ii) clarifies that Topic 606 applies to share-based noncash consideration from a customer for the transfer of goods or services until the entity’s right to receive or retain that consideration is unconditional under Topic 606, after which other Topics (e.g., 815 or 321) apply. The amendments are effective for annual periods beginning after December 15, 2026, including interim periods within those annual reporting periods. Early adoption is permitted. For the derivative scope refinements (Topic 815), entities may adopt prospectively to new contracts entered into on/after the adoption date or on a modified retrospective basis with a cumulative-effect adjustment. For the scope clarification for share-based noncash consideration from a customer in a revenue contract (Topic 606), entities may adopt prospectively or on a modified retrospective basis with a cumulative-effect adjustment. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of September 30, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$95,991	$95,991	$—	$—
U.S. Treasury securities	4,995	4,995	—	—
Marketable securities:
U.S. Treasury securities	375,833	375,833	—	—
Total	$476,819	$476,819	$—	$—

As of December 31, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$123,347	$123,347	$—	$—
Marketable securities:
U.S. Treasury securities	189,323	189,323	—	—
Total	$312,670	$312,670	$—	$—

CVR asset and liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its consolidated balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved, and the Company received the $10.0 million milestone payment in April 2024. Pursuant to the terms of the CVR Agreement, the Company has 45 days from the end of the calendar quarter in which funds are received to deliver the milestone proceeds, net of permitted deductions, to the rights agent for distribution to the CVR holders. The Company assessed the permitted deductions under the terms of the CVR Agreement and concluded that such permitted deductions amounted to $0.9 million, and accordingly, the CVR liability was revalued to the net amount of $9.1 million. In August 2024, the Company paid $9.1 million to the rights agent for distribution to the CVR holders. The Company will continue to reassess the fair value of the second milestone as the assets are developed. As the second milestone event under this asset purchase agreement relates to the potential future commercialization of the assets, no value was attributed to this milestone, as its achievement was deemed improbable as of September 30, 2025 and December 31, 2024.

4. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of September 30, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$350,697	$232	$(3)	$350,926
U.S. Treasury securities	1 - 2	24,915	—	(8)	24,907
Total		$375,612	$232	$(11)	$375,833

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$189,268	$101	$(46)	$189,323
Total		$189,268	$101	$(46)	$189,323

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

The Company has one operating lease, as described above, with a remaining lease term of 1.3 years. The incremental borrowing rate used to calculate the ROU asset and lease liability was 8.3%, which was based on the Company's estimated borrowing rate on a collateralized loan. As of September 30, 2025, the remaining ROU assets and lease liabilities under the Lease were $0.5 million and $0.5 million, respectively. As of December 31, 2024, the remaining ROU assets and lease liabilities under the former facility sublease were $0 due to the sublease reaching the end of its term.

As of September 30, 2025, the future minimum lease payments under the Lease were as follows (in thousands):

As of
September 30, 2025
Year ending December 31,
2025 (remaining three months)	$100
2026	414
Thereafter	—
Total future minimum lease payments	514
Less: amount representing interest	(24)
Present value of lease liabilities	490
Less: current portion of lease liabilities	(387)
Lease liabilities, non-current	$103

Cash paid for amounts included in the measurement of operating lease liabilities was $100,000 and $86,000 for the three months ended September 30, 2025 and 2024, respectively, and $283,000 and $256,000 for the nine months ended September 30, 2025 and 2024, respectively. The Company recognized rent expense of $100,000 and $81,000 for the three months ended September 30, 2025 and 2024, respectively, and $299,000 and $244,000 for the nine months ended September 30, 2025 and 2024, respectively.

No impairment losses were recognized during the three and nine months ended September 30, 2025 and 2024.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	September 30, 2025	December 31, 2024
Laboratory equipment	5	$1,271	$1,113
Computer equipment	3	264	264
Property and equipment, gross		1,535	1,377
Less: accumulated depreciation		(1,136)	(919)
Property and equipment, net		$399	$458

Depreciation expense was $62,000 and $80,000 for the three months ended September 30, 2025 and 2024, respectively, and $217,000 and $237,000 for the nine months ended September 30, 2025 and 2024, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	September 30, 2025	December 31, 2024
Accrued employee compensation costs	$3,954	$4,609
Accrued research and development costs	8,205	9,023
Lease liability	387	—
Accrued legal and professional fees	589	737
Other	86	204
Accrued expenses and other current liabilities	$13,221	$14,573

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2025 and December 31, 2024.

9. Common Stock

As of September 30, 2025 and December 31, 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 59,261,286 and 48,936,459 shares were issued and outstanding, respectively. As of September 30, 2025 and December 31, 2024, there were 0 and 14,243 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0 and $67,000 as of September 30, 2025 and

December 31, 2024, respectively, of which $0 were recorded as long-term liabilities as of September 30, 2025 and December 31, 2024.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2025.

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time. On August 13, 2025, the Company filed the Automatic Shelf Registration Statement with the SEC that allows the Company to undertake an indeterminate amount of equity and debt offerings. Concurrently with the filing of the Automatic Shelf Registration Statement, the Company’s prior shelf registration statement and prior prospectus supplement, which registered $200.0 million of common stock under the Company’s at-the-market program, were terminated, and the Company no longer had any common stock available for sale under the prior prospectus supplement.

On August 13, 2025, the Company filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. Following the filing of such prospectus supplement and the termination of the Company’s prior shelf registration statement and prior prospectus supplement, there was $200.0 million of common stock available for sale under the Sales Agreement. During the nine months ended September 30, 2025, there were no sales of common stock pursuant to the Sales Agreement. During the year ended December 31, 2024, the Company sold 1,526,610 shares of its common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants to purchase 1,071,505 shares of its common stock at a price of $13.999 per pre-funded warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of September 30, 2025, all of the pre-funded warrants related to the Private Placement remain unexercised and outstanding.

On June 16, 2025, the Company completed the Public Offering where it sold 9,920,987 shares of its common stock at a price to the public of $19.66 per share and pre-funded warrants to purchase 1,780,263 shares of its common stock at a price to the public of $19.659 per pre-funded warrant, resulting in aggregate gross proceeds of $230.0 million, before issuance costs of $13.9 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of September 30, 2025, all of the pre-funded warrants related to the Public Offering remain unexercised and outstanding.

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

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	September 30, 2025	December 31, 2024
Issuance of common stock upon exercise of stock options	9,496,336	7,405,797
Issuance of common stock upon vesting of restricted stock units	83,577	76,145
Equity awards available for grant under equity plans	3,679,474	3,970,431
Shares available for issuance under the ESPP	737,211	760,168
Issuance of common stock upon exercise of pre-funded warrants	2,851,768	1,071,505
Total common stock reserved for future issuance	16,848,366	13,284,046

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of September 30, 2025, 3,679,474 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. The number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of September 30, 2025, 737,211 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company issued 22,957 and 31,801 shares of its common stock under the ESPP during the nine months ended September 30, 2025 and 2024, respectively. The Company had an outstanding liability of $177,000 and $61,000 at September 30, 2025 and December 31, 2024, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of September 30, 2025, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $46,000, which is expected to be recognized over a weighted-average period of 0.2 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2025	7,405,797	$13.55
Options granted	2,686,315	22.18
Options exercised and vested	(371,558)	4.94
Options cancelled and forfeited	(224,218)	20.23
Outstanding - September 30, 2025	9,496,336	$16.17

As of September 30, 2025, total compensation cost not yet recognized related to unvested stock options was $62.0 million, which is expected to be recognized over a weighted-average period of 2.7 years.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2025	76,145	$14.26
Granted	31,000	22.47
Vested	(23,568)	14.95
Forfeited	—	—
Unvested - September 30, 2025	83,577	$17.11

As of September 30, 2025, total compensation cost not yet recognized related to unvested RSUs was $1.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$3,706	$2,598	$10,987	$7,355
General and administrative	3,479	2,578	10,721	7,480
Total stock-based compensation expense	$7,185	$5,176	$21,708	$14,835

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

	Nine Months Ended September 30,
Stock Options	2025	2024
Expected term (years)	5.3 - 6.1	5.3 - 6.1
Expected volatility	81%	82% - 84%
Risk-free interest rate	3.8% - 4.5%	3.6% - 4.6%
Expected dividend yield	—%	—%

	Nine Months Ended September 30,
ESPP	2025	2024
Expected term (years)	0.5	0.5
Expected volatility	72%	75%
Risk-free interest rate	4.3%	5.4%
Expected dividend yield	—%	—%

11. Segment Information

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development:
External expenses
ELVN-001	$4,684	$3,164	$15,662	$11,763
ELVN-002	2,337	8,414	13,977	22,434
Other (1)	2,645	2,933	9,232	7,252
Internal expenses
Salaries and benefits	4,202	3,534	12,724	9,453
Stock-based compensation	3,706	2,598	10,987	7,355
Facilities, laboratory supplies and other (2)	651	615	2,029	1,797
Total research and development expenses	18,225	21,258	64,611	60,054
General and administrative:
Salaries and benefits	1,354	1,276	4,104	3,647
Stock-based compensation	3,479	2,578	10,721	7,480
Other (3)	2,038	1,956	5,937	6,477
Total general and administrative expenses	6,871	5,810	20,762	17,604
Total operating expenses	25,096	27,068	85,373	77,658
Other income (expense), net	4,948	3,912	11,346	11,814
Net loss	$(20,148)	$(23,156)	$(74,027)	$(65,844)

(1) Other external research and development costs primarily represent contract research, preclinical studies and manufacturing costs that are not related to ELVN-001 and ELVN-002, as well as general consulting costs.

(2) Other internal research and development costs primarily represent travel, expensed software and depreciation.

(3) Other general and administrative costs primarily represent insurance, professional fees, expensed software, taxes and travel.

12. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(20,148)	$(23,156)	$(74,027)	$(65,844)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	62,094,190	48,302,633	54,799,179	46,190,019
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(395)	(35,080)	(5,024)	(50,841)
Less: weighted-average unvested restricted shares of common stock	—	(95)	—	(2,008)
Weighted-average shares used to compute net loss per common share, basic and diluted	62,093,795	48,267,458	54,794,155	46,137,170
Net loss per share, basic and diluted	$(0.32)	$(0.48)	$(1.35)	$(1.43)

Outstanding pre-funded warrants to purchase 2,851,768 and 1,071,505 shares of the Company's common stock as of September 30, 2025 and 2024, respectively, were used in the calculation of the weighted-average common shares outstanding for the corresponding periods presented above.

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

	As of September 30,
	2025	2024
Stock options outstanding	9,496,336	7,449,126
Unvested restricted stock units	83,577	92,317
ESPP shares pending issuance	10,147	12,932
Total	9,590,060	7,554,375

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $90.0 million, and in June 2025, we completed an underwritten public offering (the "Public Offering") of common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $230.0 million. Through September 30, 2025, we have sold shares of our common stock pursuant to the Sales Agreement (as defined below) and received gross proceeds of $40.0 million. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $477.6 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of September 30, 2025, we had an accumulated deficit of $317.5 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $89.0 million and $71.6 million for the years ended December 31, 2024 and 2023, respectively, and $74.0 million for the nine months ended September 30, 2025. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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
•
develop any required companion diagnostic;
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
•
operate as a public company.

We do not have any products approved for commercial sale, and we have not generated any revenue from product sales or other sources. Our ability to generate product revenue sufficient to achieve and maintain profitability will depend upon the successful development and eventual commercialization of one or more of our product candidates, which we expect, if it ever occurs, will take many years. We will therefore require substantial additional capital to develop our product candidates and support our continuing operations. Accordingly, until such time that we can generate a sufficient amount of revenue from product sales, companion diagnostics or other sources, if ever, we expect to finance our operations through equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. However, we may be unable to raise additional capital from these sources on favorable terms, or at all. Our failure to obtain sufficient capital on acceptable terms when needed could have a material adverse effect on our business, results of operations or financial condition, including requiring us to delay, reduce or curtail our research, product development or future commercialization efforts. We may also be required to license rights to product candidates at an earlier stage of development or on less favorable terms than we would otherwise choose. We cannot provide assurance that we will ever generate positive cash flow from operating activities.

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

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as the government shutdown, inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine conflict, conflict in the Middle East, including the Israel-Iran conflict, the imposition of various sanctions and tariffs by the United States and in other countries, public health emergencies/epidemics and the changes in government administration policy positions as a result of the current presidential administration, so that we may be prepared to react to new developments as they arise.

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
•
the cost to acquire drug product for use in combination studies and for comparator arms of clinical trials; and
•
payments to third parties in connection with the preclinical development of our product candidates and any required companion diagnostic, including for outsourced professional scientific development services, consulting research and sponsored research.

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
•
the impact of any business interruptions to our operations or to those of the third parties with whom we work, including due to any government shutdowns, public health emergency, health epidemic (including COVID-19) or other outbreaks, natural disasters, or other disruptions;
•
the impact of any supply chain disruptions resulting from macroeconomic or geopolitical situations, including due to any public health emergency, health epidemic (including COVID-19) or other outbreaks, the Russia-Ukraine conflict, conflict in the Middle East, including the Israel-Iran conflict, national security concerns and related legislation related to business operations in China and other countries and changes in government administration policy positions as a result of the current presidential administration; and
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the three months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$18,225	$21,258
General and administrative	6,871	5,810
Total operating expenses	25,096	27,068
Loss from operations	(25,096)	(27,068)
Other income (expense), net	4,948	3,912
Net loss	$(20,148)	$(23,156)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
External expenses:
ELVN-001	$4,684	$3,164
ELVN-002	2,337	8,414
Other	2,645	2,933
Total external expenses	9,666	14,511
Internal expenses:
Employee related expenses	7,908	6,132
Facilities, laboratory supplies and other	651	615
Total internal expenses	8,559	6,747
Total research and development expenses	$18,225	$21,258

Research and development expenses were $18.2 million for the three months ended September 30, 2025 compared to $21.3 million for the three months ended September 30, 2024, a decrease of $3.1 million. The decrease was primarily due to a net decrease in external research and development costs, consisting of decreases of $6.1 million in ELVN-002 costs due to our intention not to pursue development beyond 2025 as we explore strategic alternatives for the program and $0.3 million in other external costs, partially offset by an increase of $1.5 million in ELVN-001 costs due to clinical progression, partially offset by an increase in internal research and development costs, consisting of $1.1 million in stock-based compensation and $0.7 million in salaries and benefits.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended September 30, 2025 compared to $5.8 million for the three months ended September 30, 2024, an increase of $1.1 million. The increase was primarily due to an increase in stock-based compensation.

Other Income (Expense), Net

Other income was $4.9 million for the three months ended September 30, 2025 compared to $3.9 million for the three months ended September 30, 2024, an increase of $1.0 million. The increase was primarily related to higher interest income of $1.1 million due to a higher investment balance net of lower interest rates, partially offset by a lower gain of $0.1 million related to the change in fair value of the CVR liability upon remeasurement in 2024.

Results of Operations

Comparison of the nine months ended September 30, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$64,611	$60,054
General and administrative	20,762	17,604
Total operating expenses	85,373	77,658
Loss from operations	(85,373)	(77,658)
Other income (expense), net	11,346	11,814
Net loss	$(74,027)	$(65,844)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
External expenses:
ELVN-001	$15,662	$11,763
ELVN-002	13,977	22,434
Other	9,232	7,252
Total external expenses	38,871	41,449
Internal expenses:
Employee related expenses	23,711	16,808
Facilities, laboratory supplies and other	2,029	1,797
Total internal expenses	25,740	18,605
Total research and development expenses	$64,611	$60,054

Research and development expenses were $64.6 million for the nine months ended September 30, 2025 compared to $60.1 million for the nine months ended September 30, 2024, an increase of $4.5 million. The increase was primarily due to an increase in internal research and development costs, consisting of $3.6 million in stock-based compensation, $3.3 million in salaries and benefits and $0.2 million in other internal costs, partially offset by a net decrease in external research and development costs, consisting of a decrease of $8.5 million in ELVN-002 costs due to our intention not to pursue development beyond 2025 as we explore strategic alternatives for the program, partially offset by increases of $3.9 million in ELVN-001 costs due to clinical progression and $2.0 million in other external costs primarily related to higher research costs.

General and Administrative Expenses

General and administrative expenses were $20.8 million for the nine months ended September 30, 2025 compared to $17.6 million for the nine months ended September 30, 2024, an increase of $3.2 million. The increase was primarily due to an increase of $3.2 million in stock-based compensation, $0.5 million in salaries and benefits and $0.2 million in other costs, partially offset by a decrease of $0.7 million in consulting costs.

Other Income (Expense), Net

Other income was $11.3 million for the nine months ended September 30, 2025 compared to $11.8 million for the nine months ended September 30, 2024, a decrease of $0.5 million. The decrease was primarily related to a lower gain of $0.9 million related to the change in fair value of the CVR liability upon remeasurement in 2024, partially offset by higher interest income of $0.2 million due to a higher investment balance net of lower interest rates and lower income tax expense of $0.2 million related to the CVR milestone payment in 2024.

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

On June 23, 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. On August 13, 2025, we filed an automatic shelf registration statement on Form S-3ASR (the “Automatic Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows us to undertake an indeterminate amount of equity and debt offerings. Concurrently with the filing of the Automatic Shelf Registration Statement, our prior shelf registration statement and prior prospectus supplement, which registered $200.0 million of common stock under our at-the-market program, were terminated, and we no longer had any common stock available for sale under the prior prospectus supplement.

On August 13, 2025, we filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of our common stock under the Sales Agreement. Following the filing of such prospectus supplement and the termination of our prior shelf registration statement and prior prospectus supplement, there was $200.0 million of common stock available for sale under the Sales Agreement.

Through September 30, 2025, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of September 30, 2025 and December 31, 2024, there was $200.0 million and $160.0 million, respectively, of our common stock available for sale under the Sales Agreement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our BCR-ABL and HER2 programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. As of September 30, 2025, we had cash, cash equivalents and marketable securities of $477.6 million.

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
•
develop any required companion diagnostic;
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
•
the cost of developing a companion diagnostic, if required for regulatory approval of any product;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(54,463)	$(55,989)
Net cash used in investing activities	(186,220)	(36,724)
Net cash provided by financing activities	218,244	93,193
Net (decrease) increase in cash, cash equivalents and restricted cash	$(22,439)	$480

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025 was $54.5 million. This consisted primarily of a net loss of $74.0 million and net cash outflows from changes in our operating assets and liabilities of $2.3 million (primarily due to a decrease in accounts payable and accrued expenses and other liabilities and an increase in prepaids and other assets), partially offset by non-cash charges for stock-based compensation of $21.7 million and other non-cash charges of $0.1 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 was $186.2 million. This consisted primarily of cash used to purchase marketable securities of $371.3 million and purchases of property and equipment of $0.2 million, partially offset by proceeds from maturities of marketable securities of $185.2 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2025 was $218.2 million. This consisted primarily of net proceeds from the sale of shares of our common stock and pre-funded warrants in the Public Offering of $216.2 million, proceeds from the exercise of stock options of $1.8 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.4 million, partially offset by the payment of deferred offering costs of $0.1 million.

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

The following table summarizes our contractual obligations and commitments as of September 30, 2025 (in thousands):

	Payments Due by Period
	Total	Remainder of 2025	2026	Thereafter
Operating lease obligations - facility lease	$514	$100	$414	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of September 30, 2025, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on March 13, 2025.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2025, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of September 30, 2025, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

Foreign Currency Exchange Risk

Our primary operations are transacted in U.S. dollars. However, we have entered into and intend to enter into contracts with third parties for research and development services that are denominated in foreign currencies, including euros/British pounds. We could be subject to foreign currency transaction gains or losses on our contracts denominated in foreign currencies. We do not currently engage in any hedging activity to reduce our potential exposure to currency fluctuations, although we may choose to do so in the future. We believe a hypothetical 100 basis point increase or decrease in foreign exchange rates during any of the periods presented would not have had a material impact on our financial condition or results of operations.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may be required by regulatory authorities to develop and obtain approval for a companion diagnostic in connection with the approval of our product candidate, which could result in additional costs, delays, or failure to obtain approval in certain indications.

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

In September 2024, we announced a positive data update from the Phase 1 clinical trial evaluating ELVN-001 in patients with CML that is relapsed, refractory, or intolerant to tyrosine kinase inhibitors (“TKIs”). However, we have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, develop any required companion diagnostic, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $74.0 million for the nine months ended September 30, 2025. As of September 30, 2025, we had an accumulated deficit of $317.5 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are very early in our development efforts. In addition, we are substantially dependent on ELVN-001. If we are unable to advance ELVN-001 through clinical development, obtain regulatory approval and ultimately commercialize or license ELVN-001, or experience significant delays in doing so, our business will be materially harmed. Further, if we are unable to identify and complete strategic alternatives for ELVN-002, or if we experience significant delays in doing so, we may incur additional costs.

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

Our prospects depend in large part upon developing and commercializing and/or otherwise licensing ELVN-001 and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates including ELVN-001 and product candidates from our research programs, including the development of any combination drug products or companion diagnostics, or entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop or commercialize our product candidates. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and we do not intend to pursue its development beyond 2025. A product candidate can unexpectedly fail at any stage of development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of ELVN-001 and other product candidates we may develop will depend on many factors, including the following:

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

Although a substantial amount of our efforts will focus on the continued preclinical and clinical testing and potential approval of our product candidates in our current pipeline, we expect to continue to innovate and potentially expand our portfolio. Research programs to identify product candidates may require substantial additional technical, financial and human resources, whether or not any new potential product candidates are ultimately identified. Our success may depend in part upon our ability to identify, select and develop promising product candidates and therapeutics. We may expend resources and ultimately fail to discover and generate additional product candidates suitable for further development. Even if we successfully advance any product candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this section. All product candidates are prone to risks of failure typical of biotechnology product development, including the possibility that a product candidate may not be suitable for clinical development as a result of its harmful side effects, limited efficacy or other characteristics indicating that it is unlikely to receive approval by the FDA, the EMA and other comparable foreign regulatory authorities and achieve market acceptance. If we do not successfully develop, commercialize and/or license ELVN-001, or if we do not successfully identify, develop and commercialize new product candidates, our business, prospects, financial condition and results of operations could be adversely affected.

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
•
the FDA, EMA or other comparable regulatory authorities may fail to approve companion diagnostics required for our product candidates; and
•
the approval policies or regulations of the FDA, EMA or other comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

If we are required by the FDA or comparable regulatory authorities to obtain approval of a companion diagnostic in connection with approval of any of our product candidates or a group of therapeutic products, and we do not obtain or we face delays in obtaining approval of a companion diagnostic, we will not be able to commercialize the product candidate and our ability to generate revenue will be materially impaired.

We are a clinical-stage biopharmaceutical company aiming to address existing and emerging unmet needs with a precision oncology approach. If we are required by the FDA or comparable regulatory authorities to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, we expect such companion diagnostic would be used during our more advanced phase clinical trials as well as in connection with the commercialization of our product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic is essential to the safe and effective use of a novel therapeutic product or indication, the

FDA generally will not approve the therapeutic product or new indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is generally approved or approved for such indication.

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. The FDA or a comparable regulatory authority may require approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate or for a specific indication. We and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests ("LDTs") and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In April 2024, the FDA issued a final rule that amends the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and phases out its enforcement discretion for LDTs. On March 31, 2025, U.S. District Court in Texas ruled that FDA exceeded its authority and vacated and set aside the FDA LDT final rule in its entirety. We will continue to evaluate the impact of future lawsuits brought against the FDA as well as future legislative and administration actions on companion diagnostic development and strategy. Future regulation by the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim.

Additionally, we generally expect to rely on third parties for the design, development and manufacture of companion diagnostics for our product candidates that may require such tests. If we enter into such collaborative agreements, we will be dependent on the sustained cooperation and effort of our future collaborators in developing and obtaining approval for these companion diagnostics. It may be necessary to resolve issues such as selectivity/specificity, analytical validation, reproducibility, or clinical validation of companion diagnostics during the development and regulatory approval processes. Moreover, even if data from preclinical studies and early clinical trials appear to support development of a companion diagnostic for a product candidate, data generated in later clinical trials may fail to support the analytical and clinical validation of the companion diagnostic. We and our future collaborators may encounter difficulties in developing, obtaining regulatory approval for, manufacturing and commercializing companion diagnostics similar to those we face with respect to our product candidates themselves, including issues with achieving regulatory clearance or approval, production of sufficient quantities at commercial scale and with appropriate quality standards, and in gaining market acceptance. If we are unable to successfully develop companion diagnostics for our product candidates, or experience delays in doing so, the development of our product candidates may be adversely affected, our product candidates may not obtain marketing approval, and we may not realize the full commercial potential of any of our product candidates that obtain marketing approval. As a result, our business, results of operations and financial condition could be materially harmed. In addition, a diagnostic company with whom we contract may decide to discontinue selling or manufacturing the companion diagnostic that we anticipate using in connection with development and commercialization of product candidates or our relationship with such diagnostic company may otherwise terminate. In addition, such diagnostic company may not agree to commercialize the companion diagnostic in all the countries in which we may sell our product candidates. We may not be able to enter into arrangements with another diagnostic company to obtain supplies of an alternative diagnostic test for use in connection with the development and commercialization of our product candidates or do so on commercially reasonable terms, which could adversely affect and/or delay the development or commercialization of our product candidates.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for ELVN-001, the FDA, EMA or other comparable foreign regulatory authorities have required, and may in the future require, us to conduct additional studies before they allow us to initiate additional clinical trials or at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Further, changes in regulations in the United States and other countries may increase our compliance costs, make it more difficult to conduct trials in some countries or to implement global trials, or result in changes to our current clinical plans and timelines. Before obtaining marketing approval from the FDA of ELVN-001 or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. We could encounter delays because we may need to relocate our corporate headquarters, which includes office and laboratory space. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trials' conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited, and we have experienced minor delays in enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML, it may make it difficult for us to enroll patients in our trials for the same indications. For example, CML patient enrollment could have been and will likely be affected by the approval of Scemblix (asciminib) as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than we anticipate.

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
•
policies and regulations or other executive orders related to clinical trials in foreign countries; and
•
the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

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

There are currently six BCR-ABL TKIs approved for use in CML by the FDA: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib), which are more fully described in the Business section of our Annual Report on Form 10-K filed with the SEC on March 13, 2025. There are investigational agents in clinical trials for CML. Ascentage’s overembatinib is currently in a Phase 3 clinical trial, and Terns Pharmaceutical’s TERN-701 and Shenzhen TargetRx’s TGRX-678 are in Phase 1 clinical trials.

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
•
the extent of adoption of competitive products;
•
the clinical indications for which our product candidate is approved;
•
whether the product candidate is approved in early or late line therapy;
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

First-line (“1L”) therapies designate treatments that are initially administered to patients newly diagnosed with a disease, while second-line (“2L”) and third-line (“3L”) or later line therapies are administered to patients who develop resistance or intolerance to prior therapies. The FDA, EMA and other comparable foreign regulatory bodies often approve therapies for a particular line of treatment or for patients with specific resistance mutations. Typically, if there are already drugs available in an indication, drug approvals are initially granted for use in later lines of treatment, but with additional evidence of significant efficacy and improved tolerability from clinical trials, biopharmaceutical companies can successfully seek and gain approval for use in earlier lines of treatment or broader patient populations.

Our belief in and estimates of the market opportunity for any product candidates that we develop is based on projections of both the number of people living with the disease, as well as the subset of people in a position to receive a particular line of therapy and who have the potential to benefit from treatment with our product candidates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations or market research, and may prove to be incorrect. Further, as treatment paradigms evolve and newer therapies or other therapeutics become available, this may alter the prevalence and characteristics of the patient population, potentially affecting the size and composition of the patient populations of each line of therapy for which our product candidates are being developed. The potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. Consequently, even if our product candidates are approved, the number of patients that may be eligible for treatment with our product candidates may turn out to be much lower than expected. Even if we obtain significant market share for our products, if approved, if the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications or earlier lines of therapy.

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

In addition, companion diagnostics require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics. Additionally, if any companion diagnostic provider is unable to obtain reimbursement or is inadequately reimbursed, that may limit the availability of such companion diagnostic, which would negatively impact prescriptions for our product candidates, if approved.

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

Further, under the new leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation”, was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher (“CNPV”) program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. FDA’s “real-time” release of newly issued Complete Response Letters (“CRLs”) associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

We currently conduct our clinical trials for ELVN-001 in the United States, Australia, France, Germany, South Korea, Canada, Spain, Israel, Japan, the United Kingdom, Poland, Italy, Belgium, Netherlands, Hungary and China. In the future, we may conduct clinical trials for ELVN-001 in other countries, including but not limited to Argentina, Mexico, Brazil, Chile, Austria, Denmark, Finland, Greece, Norway, Switzerland, New Zealand, Singapore, Taiwan, Bulgaria, Czech Republic, Serbia, Sweden, Slovakia and Turkey. We are conducting our clinical trials for ELVN-002 in the United States, Spain, France, Italy, Australia, Taiwan, South Korea, Belgium and the Netherlands. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, and we may face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data. For example, the FDA has declined to approve other applications that contained primarily China-generated clinical data. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If we are unable to obtain or utilize appropriate study data for any reason, including any failure or refusal to accept study data by the FDA, EMA or any applicable foreign regulatory authority, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce, the National Infusion Center Association, the Global Colon Cancer Association, and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In September and October 2025, the government announced the first two agreements with two major pharmaceutical companies to bring American drug prices in line with the lowest paid by other developed nations, requiring the companies to offer medicines at a deep discount off the list price when selling directly to American patients. Such agreements and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or increases generic and biosimilar drug entry sooner than expected, can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the current presidential administration.

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

Inadequate funding, layoffs, government shutdown, staff departures, lapse in government appropriations, and other policies impacting the normal operations of the FDA, the SEC and other United States government agencies or the EMA or comparable foreign regulatory authorities could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA, EMA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, government shutdown, changes in agency leadership, layoffs, reduction in force, agency reorganization, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable. Government shutdown, departures and other changes in the agency personnel at the FDA can materially impact the continuity of correspondence with the FDA, delay our clinical development timelines, and increase the costs of clinical development process. For example, action by the current administration to limit federal agency budgets or personnel may result in reductions to the SEC’s budget, employees, and operations, which may lead to slower response times and longer review periods.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. For example, the French national data protection authority has enacted specific requirements for the processing of health data. We are assessing our obligations under certain data protection requirements in the EU, and we may be required to modify our operations and relevant policies and practices in our efforts to comply with such requirements, which could require us to incur substantial costs and expenses. Additionally, we could be subject to recently enacted UK data privacy and protection laws, regulations and standards, if we decide to enroll patients in UK clinical trials. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. The United States and EU replaced the EU-U.S. Privacy Shield transfer framework with the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), which was the subject of an adequacy decision by the European Commission on July 10, 2023, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. The Swiss-U.S. DPF was the subject of an adequacy decision that was effective on September 15, 2024. The EU-U.S. DPF has faced a legal challenge, and it, the Swiss-U.S. DPF, and the UK Extension may be subject to additional legal challenges, from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to renewal, and the European Commission may intervene at any time with respect to its adequacy decision. The UK made targeted amendments to its data protection regime in the UK Data (Use and Access) Act ("DUAA"), effective June 19, 2025, which may impact the UK’s adequacy determination. The European Commission has proposed to renew the UK’s adequacy decision after assessing the DUAA, but additional procedural steps remain, causing some uncertainty to remain regarding the UK’s adequacy determination. The UK’s adequacy determination therefore is subject to future uncertainty and may be subject to modification or revocation, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that took effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that has taken effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that will take effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. Updated implementing rules since have been promulgated, and the Colorado Attorney General has proposed additional updates. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice recently issued a final rule that took effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries. Collectively, these laws and regulations represent a trend toward more stringent laws and regulations addressing data transfers and other privacy and data security matters in the United States. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with new and evolving legislation relating to privacy and data security.

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

As of September 30, 2025, we had 65 full-time employees. Of these employees, 50 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2025, we had 65 full-time employees. Of these employees, 50 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize ELVN-001 and/or license ELVN-001 and any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Despite the implementation of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are from time to time vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, power outages, natural disasters, global pandemics (such as COVID-19), terrorism, acts of vandalism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties (including nation- state and nation-state supported actors), or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, denial-of-service attacks, phishing attacks and other forms of social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or that of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants or lead to the unauthorized access to or acquisition, use, corruption, loss, destruction, alteration, dissemination, or other processing of, or damage to, our data, data that is processed or maintained on our behalf, or other assets. For example, from time to time, we experience an increase in phishing and other social engineering attacks from third parties in connection with our increase in remote work in recent years. As a result, we, as well as any of our CROs, clinical trial sites, manufacturers, other contractors or consultants who may be operating in remote work environments may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls designed to reduce the risk of a cyber security or data security incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees primarily working remotely. Additionally, we are migrating certain data analysis functions from outsourced providers to in-house resources, which may create additional security risks. Additionally, for example, our third-party CROs or other contractors and consultants have suffered, and in the future may suffer, instances of unauthorized access to their systems or data they process on our behalf.

Any cyber-attack, disruption, or other security breach or incident, including any such event resulting in any unauthorized, unlawful, or accidental access to, or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, our data (including confidential or personal information) or applications, or any belief or reporting that any of these occurred, could lead to us incurring liability and reputational damage and delays in the development and commercialization of our product candidates. There can be no assurance that our data protection and security efforts and our investment in information technology, or the efforts or investments of CROs, consultants or other third parties, have prevented or will prevent significant breakdowns, interruptions, or other disruptions in systems, any security breaches, or other security incidents that result in unauthorized, unlawful, or accidental access to or acquisition, use, corruption, loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or data processed on our behalf that could have a material adverse effect upon our reputation, business, operations or financial condition. For example, any such event causing interruptions in our operations could result in a material disruption of our programs (including clinical trials) and delays in the development of our product candidates. In addition, significant disruptions of our internal information technology systems or security incidents could result in the loss, misappropriation, and/or unauthorized access, use, acquisition, or disclosure of, or the prevention of access to, data (including trade secrets or other confidential data, intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized, unlawful, or accidental access, use, or disclosure of personal information, including personal information regarding our employees or business partners, could harm our reputation directly, compel us to comply with breach notification laws, subject us to financial exposure related to investigation of the incident (including cost of forensic examinations), subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal data, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

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

There have been and may continue to be significant supply chain attacks and we cannot guarantee that our or our third-party providers’ systems have not been breached or that they do not contain exploitable defects or bugs that could result in a security breach or incident of, or other disruption to, our systems and networks or the systems and networks of third parties that support us. Our ability to monitor our third-party providers’ security measures is limited, and, in any event, those security measures may be circumvented or otherwise fail, resulting in the unauthorized, unlawful, or accidental access to, misuse, disclosure, loss, destruction, or other processing of our data, including employee personal information and other sensitive information. We have not experienced a cybersecurity incident that has been determined to be material, but our and our third-party providers’ and partners’ information technology systems have experienced and may in the future experience cybersecurity incidents or vulnerabilities that could be exploited from inadvertent or intentional actions of our employees, third-party providers, business partners, or by malicious third parties. Cybersecurity attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. Additionally, due to the geopolitical unrest associated with Russia’s invasion of Ukraine and the conflict in the Middle East, including the Israel-Iran conflict, we and our CROs, contractors, and other third-party providers and collaborators may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches.

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

Further, any disruption or security breach or other incident that does or is perceived to result in unauthorized, unlawful, or accidental access to or acquisition, use, corruption, loss, destruction, alteration or other processing of, or damage to, our data, including our confidential or proprietary data, or data processed on our behalf, could expose us to litigation and governmental investigations, could delay the further development and commercialization of our product candidates, and could subject us to significant fines or penalties for any noncompliance with certain state, federal and/or international privacy and security laws.

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

Additionally, in July 2025, the FDA announced its intent to increase transparency by publicly releasing portions of CRLs issued to drug and biologic sponsors. While the FDA has stated that confidential information will be protected, it remains unclear how such disclosures will be implemented. Because CRLs often contain specific observations about study design, clinical endpoints, chemistry, manufacturing, and controls data, or other proprietary information, any public release could unintentionally disclose information that competitors may use to infer proprietary aspects of our product candidates or platform technologies. This could compromise the confidentiality of our trade secrets and know-how or facilitate third-party efforts to design around or challenge the validity, enforceability, or scope of our or future licensor’s patents, or accelerate the development of generics or biosimilars. If we are required to modify or limit the information shared with the FDA to mitigate such risks, it could increase costs, slow our regulatory interactions, or delay product approval timelines.

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

In addition, various U.S. regulators and legislators have advanced proposals that would limit the exchange of data with commercial counterparties in certain nations, including China, ranging from personal health information to clinical trial data to information related to drug development, and regulators in other countries have considered similar restrictions on the outflow of such data. Further, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of the current presidential administration. Clinical trials that we may conduct for ELVN-001 in China may be affected by such regulatory restrictions. We also expect to manufacture certain of our product candidates in various countries, including countries in Europe, which we expect to increase the cost of manufacturing our product candidates. Potential issues or delays with this transition can impact our clinical plans and timelines, and we expect that such transition will increase our expenses. We may also face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data within particular jurisdictions, or originally obtained from particular jurisdictions, including China. If we are unable to obtain or use services from existing service providers, to obtain or use any necessary inputs (e.g., data), or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

In the future, we generally expect to rely on third parties for the manufacture of any companion diagnostics we may develop. These third parties have had and will continue to have a significant role in the conduct of our preclinical studies and clinical trials and the subsequent collection and analysis of data.

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

We face significant competition in seeking appropriate collaborators and the negotiation process is time-consuming and complex. Whether we reach a definitive agreement for a collaboration depends, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of preclinical studies or clinical trials, the likelihood of approval by the FDA, EMA or comparable foreign regulatory authorities, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing drugs, the existence of uncertainty with respect to our ownership of intellectual property, global trade tensions, and industry and market conditions generally. The potential collaborator may also consider alternative product candidates for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. Further, we may not be successful in our efforts to establish a collaboration or other alternative arrangements for product candidates because they may be deemed to be at too early of a stage of development for collaborative efforts and third parties may not view them as having the requisite potential to demonstrate safety and efficacy.

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
•
the timing and outcomes of preclinical studies and clinical trials for ELVN-001 and any product candidates from our research programs, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
the timing and cost of, our level of investment in, and our ability to develop companion diagnostics, if required for regulatory approval of any product;
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
•
geo-political developments, general market or macroeconomic conditions including the government shutdown, inflation, interest rates, the imposition of various sanctions and tariffs by the United States and in other countries, and changes in government administration policy positions as a result of the current presidential administration;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the Russia-Ukraine conflict, conflict in the Middle East, including the Israel-Iran conflict, geopolitical events, changes in government administration policy positions as a result of the current presidential administration, or otherwise could materially and adversely affect our business and the value of our common stock. For example, we have established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis or at all, we would be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of September 30, 2025, we had $477.6 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the first half of 2029. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time, through an “at-the-market” program under the Securities Act. On August 13, 2025, we filed the Automatic Shelf Registration Statement that allows us to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, we also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of our common stock under the Sales Agreement. Following the filing of such prospectus supplement and the termination of our prior shelf registration statement and prior prospectus supplement, there was $200.0 million of common stock available for sale under the Sales Agreement. Through September 30, 2025, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. Additionally, in March 2024, we sold common stock and pre-funded warrants in the Private Placement and received aggregate net proceeds of $89.7 million, and in June 2025, we completed the Public Offering where we sold common stock and pre-funded warrants and received aggregate net proceeds of $216.2 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we take advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As a “smaller reporting company”, we also take advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. Once we are no longer an emerging growth company, a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. We will cease to be an emerging growth company on December 31, 2025, which is the end of the fifth fiscal year after the completion of our initial public offering. In addition, because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2025, we will be ineligible to use the requirements for smaller reporting companies beginning with our Form 10-Q for the first fiscal quarter of 2026 but will remain a non-accelerated filer through 2026. When we are no longer a “non-accelerated filer”, we will have to provide more expansive disclosure regarding executive compensation in our periodic reports and be subject to shorter filing deadlines, which will require additional time and expense. We will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Our issuance of additional capital stock pursuant to our equity incentive plan and employee stock purchase plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and pre-funded warrants to purchase 1,071,505 shares of our common stock in the Private Placement, and in June 2025, we completed the Public Offering where we sold 9,920,987 shares of our common stock and pre-funded warrants to purchase 1,780,263 shares of our common stock. Through September 30, 2025, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Changes in tax laws, including changes to tax rates, tax treaties, and regulations or their interpretation, may cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise may adversely affect our business, operating results, or financial condition. For instance, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and experimental (“R&E”) expenditures under IRC Section 174, instead requiring taxpayers to amortize such costs over a period of five years for domestic expenses and 15 years for foreign-based activities. On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which reinstates the immediate expensing of domestic R&E expenditures. The impact of this new legislation on our tax position will depend on its implementation and interpretation by the IRS and other regulatory authorities. Moreover, there can be no assurance as to whether, when, or how this provision may be further amended or repealed.

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

Sales of a substantial number of shares of our common stock in the public market could occur at any time, including under the Automatic Shelf Registration Statement or the Sales Agreement. Further, if our existing securityholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. Approximately 18 million shares became available for sale in the public market 180 days after the closing of the Merger as a result of the expiration of lock-up agreements. All other outstanding shares of common stock, other than shares held by our affiliates, are freely tradable, without restriction, in the public market. In addition, shares of common stock that are subject to our outstanding options will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements and Rules 144 and 701 under the Securities Act. If these shares are sold, the trading price of our common stock could decline.

Our executive officers, directors and principal stockholders will have the ability to control or significantly influence all matters submitted to our stockholders for approval.

As of September 30, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54.0% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Enliven Therapeutics, Inc.

Date: November 12, 2025	By:	/s/ Samuel Kintz
Samuel Kintz
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)