Form 10-K
period 2025-12-31
Enliven Therapeutics, Inc.
filed 2026-03-03
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on the Nasdaq Global Select Market on June 30, 2025 (the last business day of the registrant’s most recently completed second fiscal quarter) was $836.0 million.

The number of shares of registrant’s Common Stock outstanding as of February 19, 2026 was 59,800,406.

Portions of the Registrant’s Definitive Proxy Statement relating to the Registrant’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2025 fiscal year ended December 31, 2025.

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
•
the timing, progress and results of clinical trials for ELVN-001 from our BCR-ABL (as defined below) program and other product candidates we have and may in the future develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and research and development programs;
•
the potential of, and plans regarding, market opportunities, and expectations regarding our programs, including ELVN-001;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications (“INDs”) and final U.S. Food and Drug Administration (“FDA”) approval of ELVN-001 from our BCR-ABL program and any other future product candidates;
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
•
the Company’s development of a companion diagnostic in connection with the regulatory approval of any of its product candidates, if required;
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

•
our expectations regarding a potential government shutdown, impact of instability in the banking and financial services sector and other macroeconomic trends;
•
our expectations regarding the changes in government administration policy positions as a result of the current presidential administration;
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering ELVN-001 from our BCR-ABL program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
•
our continued reliance on third parties to conduct additional clinical trials of our product candidates, and for the manufacture of our product candidates for clinical trials;
•
our relationships with patient advocacy groups, key opinion leaders, regulators, the research community and payors;
•
our ability to obtain, and negotiate favorable terms of, any collaboration, licensing, drug supply, or other arrangements that may be necessary or desirable to develop, manufacture or commercialize our product candidates;
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

Item 1. Business.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision medicine approach that improves survival and enhances overall well-being. Our discovery process combines deep insights into clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs that address unmet needs with an increased probability of clinical and commercial success. Validated targets are those whose role in disease pathology have been demonstrated by mechanistic and clinical studies. We are currently advancing ELVN-001 as well as pursuing multiple additional research-stage opportunities that align with our small molecule development approach.

The following table summarizes our clinical programs:

ELVN-001 is a potent, highly selective, small molecule kinase inhibitor designed to specifically target the breakpoint cluster region – Abelson (“BCR-ABL”) gene fusion, the oncogenic driver for patients with chronic myeloid leukemia (“CML”). It is an adenosine triphosphate (ATP)-competitive tyrosine kinase inhibitor (TKI), meaning it competes with ATP for binding at the kinase active site, thereby blocking phosphorylation and downstream oncogenic signaling.

Although the approval of BCR-ABL tyrosine kinase inhibitors (“TKIs”) changed prognosis of CML from a fatal disease to a manageable chronic condition, patients still face several barriers that limit their ability to achieve durable responses, maintain long-term treatment success, and sustain a good quality of life. Patients can develop primary or secondary resistance to currently available TKIs, preventing them from achieving or maintaining the level of response required for long-term survival. In addition, ATP-competitive TKIs (e.g. nilotinib, dasatinib) have off-target activity that may lead to adverse events, potentially requiring dose reductions or discontinuation. All approved TKIs are associated with drug-drug interactions that can affect the safety and efficacy of some medications, and most BCR-ABL TKIs must be taken either with food or on an empty stomach, making adherence more difficult. These factors underscore the significant global opportunity for therapies that can address these unmet needs.

As a selective ATP-competitive inhibitor, ELVN-001 is differentiated from other ATP-competitive inhibitors by avoiding off-target activity that may cause adverse events. With this potential additional safety margin, ELVN-001 may be optimally dosed to potentially drive better efficacy. Additionally, as a selective ATP-competitive TKI, ELVN-001 potentially represents a complementary option to allosteric BCR-ABL inhibitors (e.g., asciminib), which may play an increasingly important role in the standard of care for CML. Specifically, ELVN-001 was designed to have activity against emerging mutations known to confer resistance to allosteric TKIs, including asciminib. ELVN-001 was also designed to be a more attractive option for patients with comorbidities, on concomitant medications or desiring more freedom from stringent administration requirements. ELVN-001 is currently being evaluated in the Phase 1 ENABLE clinical trial in heavily pretreated patients with CML, and we plan to initiate ENABLE-2, a 2L+ Phase 3 pivotal trial in the second half of 2026.

In June 2025, we presented updated clinical data from the ENABLE trial at the European Hematology Association (“EHA”) 2025 Congress, followed by a webcast and conference call to discuss the latest results. As of the April 28, 2025, data cutoff, 90 patients had been enrolled in the ongoing Phase 1 trial across dose levels ranging from 10 mg once daily (“QD”) to 80 mg twice daily (“BID”), with 53 patients evaluable for major molecular response (“MMR”) by 24 weeks. The reported cumulative MMR rate was 47% by 24 weeks, with 32% of patients achieving MMR by 24 weeks. These data compared favorably to precedent Phase 1 trials of approved BCR::ABL TKIs, including asciminib, despite being studied in a more heavily pretreated patient population enrolled in ENABLE. ELVN-001 also continued to demonstrate a favorable safety and tolerability profile across all dose levels evaluated. As of the data cutoff, the median treatment duration was approximately 29 weeks, and the vast majority of patients remained on study.

In early December 2025, at the American Society of Hematology (“ASH”) 2025 Annual Meeting and Exposition, we presented a subset of ENABLE trial data focused on heavily pretreated patients with atypical BCR::ABL fusion transcripts, including mutations known to confer resistance to allosteric TKIs, such as asciminib. In this subset, ELVN-001 demonstrated encouraging anti-CML activity, providing an early signal of its potential to address the growing unmet need among patients with emerging mutations against allosteric TKIs.

In January 2026, we announced positive initial data from the Phase 1b portion of the ENABLE trial. As of the December 22, 2025 data cutoff, all patients in the 80 mg QD Phase 1b cohort (n=19) were evaluable for efficacy by 24 weeks. In these mature data, rates of MMR achievement (38%) and deep molecular response (“DMR)” (16%) compare favorably to precedent Phase 1 trials of approved BCR::ABL1 TKIs, including asciminib. In the more recently enrolled randomized 60 mg and 120 mg cohorts (n=41), 26 patients were evaluable for efficacy by 24 weeks. In this cohort, highly encouraging rates of MMR achievement (53%) and DMR (35%) were observed. ELVN-001 continues to demonstrate a favorable safety and tolerability profile across all evaluated doses. The safety profile observed in these Phase 1b cohorts remained consistent with previously reported data, with no new safety signals identified. These results further reinforce our belief that ELVN-001 has the potential to be a best-in-class ATP-competitive inhibitor for the treatment of CML. We are preparing for regulatory interactions with the FDA to align on dose selection and Phase 3 trial design, with initiation of ENABLE-2, the planned Phase 3 clinical trial of ELVN-001, anticipated in the second half of 2026.

ELVN-002 is a potent, highly selective, central nervous system (“CNS”) penetrant and irreversible human epidermal growth factor receptor 2 (“HER2”) inhibitor with activity against wild type HER2 and various HER2 mutations. As a monotherapy agent and in combination, ELVN-002 has demonstrated robust clinical activity in patients with both HER2+ and HER2 mutant tumors, including in patients whose tumor progressed on Enhertu and in patients with brain metastases, at doses that were well-tolerated. In May 2025, we made the decision to explore strategic alternatives for ELVN-002 so that we could prioritize ELVN-001.

We believe that our development approach, which is rooted in validated biology and differentiated chemistry, enables us to design and develop medicines with an improved therapeutic profile for patients. We continue to follow this approach to advance our research pipeline in diseases such as Graves’ disease, where we believe our target and indication-agnostic approach and expertise in complex medicinal chemistry can lead to new and improved treatments.

Our Strategy

Our mission is to help people not only live longer, but live better. The key elements of our strategy are:

•
Efficiently advance ELVN-001, a BCR-ABL TKI, through clinical development and regulatory approval. ELVN-001 is designed to be a potent and highly selective small molecule kinase inhibitor targeting the BCR-ABL fusion gene product for the treatment of CML. ELVN-001 is currently being evaluated in the Phase 1 ENABLE clinical trial in adults with CML. While our Phase 1 trial is focused on people with resistant or intolerant CML, our plan is to build a clinical dataset to enable future registrational trials that could support broad approval of ELVN-001 across all lines of therapy. We plan to initiate ENABLE-2, a 2L+ Phase 3 pivotal trial, in the second half of 2026. If we are successful in achieving clinically meaningful anti-cancer activity in specific patient populations, we expect to engage with regulatory authorities to discuss whether ELVN-001 may qualify for any of the FDA’s expedited regulatory approval pathways.
•
Expand our pipeline of potent and highly selective small molecule therapeutics to overcome the limitations of current therapies. We believe that our development approach, combined with our team’s unique ability to solve complex medicinal chemistry problems in a target- and indication-agnostic approach, offers a significant opportunity to develop targeted therapies for a large variety of targets and indications. We have multiple small molecule programs in discovery that are focused on:
o
Targeting established and emerging disease drivers or clinically validated signaling nodes driving disease.
o
Addressing acquired resistance mutations and disease escape mechanisms of currently approved therapies or therapies in development.
o
Improving target selectivity and/or pharmacokinetic (“PK”) profile to drive improved efficacy, tolerability and overall well-being.
o
Drugging difficult and potentially first in class targets.
•
Increase our probability of clinical and commercial success by prioritizing targets with validated biology and establishing target product profiles (“TPPs”) from real-world market research. We believe the success of next generation therapeutics depends not only on clinical efficacy, but also on a differentiated product profile, including tolerability, dosing regimen, and specific drug administration requirements, that drives widespread adoption by physicians and patients in the real world. When selecting targets, we first evaluate the body of existing scientific knowledge, including both preclinical and clinical data, to prioritize biological mechanisms essential for pathogenesis. We then evaluate the disease indications that are most dependent on the selected target. Through market research, we directly engage with key opinion leaders, academic and community physicians, and payers in order to pinpoint the unmet medical need and identify potentially underappreciated or emerging market opportunities. By integrating scientific, clinical and commercial insights early in our research and development process, we formulate TPPs that our research team uses to establish testable preclinical hypotheses, which in turn guide the design of our product candidates. This approach helps mitigate both our development and commercial risk and allows us to discover and develop high-quality product candidates addressing critical limitations of existing therapies with substantial commercial opportunity.
•
Leverage our internally generated scaffold libraries and deep expertise to efficiently and consistently design and develop small molecule therapeutics for unmet needs. Our team has extensive experience in discovering, developing and commercializing innovative therapeutics. Our chemists invented or co-invented multiple approved small molecule therapeutics that have transformed the standard of care. Additionally, our chemistry leadership team has designed selective compounds against numerous small molecule targets. Leveraging this experience, we have built diverse libraries of unique, highly ligand-efficient scaffolds that we use to screen against our identified targets. We will only invest in a research program once we have identified an opportunity where we believe our chemistry and experience uniquely align with the unmet need and our TPP.
•
Selectively evaluate strategic collaborations to accelerate our development timelines or maximize the clinical impact and commercial value of our portfolio globally. Leveraging our capabilities and expertise, we have developed each of our product candidates internally, and we currently have worldwide development and commercial rights to all of our pipeline assets. As we develop each of our product candidates, we will evaluate the need for potential strategic collaborations. We evaluate the potential cost of development and commercialization, the ability to generate near term proof-of-concept data, the path to maximize patient benefit and the estimated commercial opportunity of the product candidate. This evaluation could result in selective out-licensing, co-development and/or commercialization collaborations.

While we continue to make progress towards our mission, we are still in the early stages of development.

Our Team

We have assembled a team with significant expertise in drug discovery, development and commercialization with particular strengths in the discovery of small molecule therapeutics. Our team includes:

•
Small molecule experts and world-class chemistry from proven inventors of numerous clinical candidates and multiple FDA-approved cancer therapies, positioning us to advance our growing clinical development efforts.
•
Experienced clinical and commercial leaders with a track record of leading clinical development, regulatory approvals, and global commercial launches for oncology and hematology therapies.

•
Proven Leaders who have built or led research, development and commercial operations at companies including AbbVie, Amgen, Array BioPharma, Biogen, Five Prime Therapeutics, Genentech, Gilead Sciences, Johnson & Johnson and Pharmacyclics.

Our company is led by Rick Fair, our Chief Executive Officer, who joined Enliven in December 2025. Mr. Fair has more than 25 years of experience in product development and commercialization, including 20 years with leading large global pharmaceutical companies. Most recently, he served as President and Chief Executive Officer of Bellicum Pharmaceuticals. Prior to that he held leadership roles at Johnson & Johnson and Roche/Genentech, where he led the Global Product Strategy Oncology/Hematology group. During this tenure, he oversaw the launch of five new therapies and numerous new indications across solid and hematologic tumors, and the commercialization plans for a $23 billion portfolio.

Enliven’s co-founders also continue to play active roles on our leadership team. Specifically, we were co-founded in 2019 by Sam Kintz, M.B.A., Joseph P. Lyssikatos, Ph.D. and Anish Patel, Pharm.D. Mr. Kintz, Head of Pipeline and our former President and Chief Executive Officer, has held research and strategy leadership roles at AbbVie-Stemcentrx, worked at Roche Venture Fund, focusing on life sciences investments, and previously served as a medicinal chemist in Genentech’s small-molecule discovery organization. Dr. Lyssikatos, our Chief Scientific Officer, is a renowned medicinal chemist and co-inventor or co-author on over 220 issued patents and peer-reviewed publications. He has led and been a key scientific contributor to over 30 programs. Dr. Lyssikatos helped build and scale Array BioPharma’s medicinal chemistry efforts and previously held leadership positions at Genentech and Biogen. Dr. Patel, our Chief Operating Officer, brings substantial development, medical affairs, and commercial experience, and previously held leadership roles at Pharmacyclics, MedImmune/AstraZeneca, and Berlex/Bayer.

Our executive leadership team also includes Helen Collins, M.D., Benjamin Hohl and Galya Blachman, Ph.D., Esq. Dr. Collins, our Chief Medical Officer, most recently served as Chief Medical Officer at Five Prime Therapeutics until its acquisition by Amgen. She previously held leadership positions in clinical development and medical affairs at Amgen and Gilead Sciences. Mr. Hohl, our Chief Financial Officer and Head of Corporate Development, worked at Goldman Sachs Healthcare Investment Banking for nearly a decade advising on and executing biopharmaceutical and life sciences financing and strategic transactions. Dr. Blachman, our Chief Legal Officer and Head of Business Development, most recently served as the General Counsel and Chief Compliance Officer of 5AM Ventures and the Chief Operating Officer of the 4:59 Initiative, 5AM Venture’s incubation arm. She previously worked at AbbVie/Stemcentrx and two corporate law firms.

BCR-ABL Program: ELVN-001

ELVN-001 is a potent, highly selective, small molecule kinase inhibitor for the treatment of CML. It specifically targets the BCR-ABL fusion gene - the oncogenic driver of CML - and functions as an ATP-competitive inhibitor of ABL1. ELVN-001 was designed to be exquisitely selective for BCR-ABL, potentially avoiding off-target adverse effects observed with other ATP-competitive TKIs thereby potentially enabling optimal dosing to drive increased efficacy. Further, ELVN-001 demonstrates activity against the most common mutations that confer resistance to the majority of approved CML TKIs. In addition, ELVN-001 was designed to have both a favorable pharmacokinetic and pharmacodynamic profile; and no drug-drug interactions or food-related effects, potentially enhancing safety and convenience. Clinical data from the Phase 1 ENABLE trial to date reinforce this differentiated profile and show favorable outcomes in safety, tolerability, efficacy, and convenience to currently approved therapies.

CML Disease and Market Background

CML accounts for approximately 15% to 20% of adult leukemias. This disease is divided into three stages of progressively advanced disease termed chronic phase (“CP”), accelerated phase, and blast crisis. Nearly 95% of patients with CML are diagnosed in CP. The annual incidence of CML has remained steady in the last decade at approximately two cases per 100,000 adults, corresponding to 9,000 newly-diagnosed CML patients in the United States in 2020. The prevalent population - estimated at 110,000 in 2020 - continues to grow, driven largely by improved survival rates attributable to the availability of BCR-ABL TKIs.

Treatment of CML was transformed in 2001 with the approval of imatinib, the first-generation small molecule BCR-ABL TKI. Subsequent approvals of second-generation TKIs (dasatinib, nilotinib, and bosutinib) were driven by improved efficacy as measured by higher rates of MMR, a specific measure of BCR-ABL transcript levels in the blood. While more effective than imatinib, the second-generation TKIs were associated with off-target effects that reduced their tolerability. A third-generation TKI, ponatinib, further increased efficacy but carried more serious adverse events, limiting its use primarily to patients who had failed prior treatments. In 2021, an allosteric TKI, asciminib was approved, offering potential advantages over earlier generation TKIs. Unlike ATP-competitive TKIs, asciminib is an allosteric inhibitor that specifically targets the ABL myristoyl pocket. Clinical trial results and early commercial experience indicate that asciminib is both efficacious and well tolerated, leading to its early adoption in the treatment paradigm. In Novartis’ fourth quarter 2025 results, asciminb achieved an annualized sales run-rate of approximately $1.6 billion, with projected peak annual sales of $4 billion.

Despite these treatment options, significant clinical challenges remain. These include primary or secondary resistance to available therapies; off-target effects that may require dose reduction or discontinuation; drug-drug interactions that can affect the safety and efficacy of medicines for other conditions; and food effects that require carefully navigating dosing around mealtimes, potentially reducing treatment adherence. As a result, the CML market is characterized by increasing rates of treatment switching as physicians work to identify the optimal therapy for each patient. Approximately 25% of patients switch treatment within the first year, and up to 40% switch within the first five years. Switching occurs more rapidly in the second and later lines of therapy.

ELVN-001 Opportunity

We believe there is significant opportunity for ELVN-001 to improve upon existing therapies and potentially establish itself as the best-in-class ATP-competitive TKI in CML. First, as the only highly selective ATP-competitive BCR-ABL TKI, ELVN-001 is expected to have fewer off-target effects that lead to adverse events, dose reductions and treatment discontinuation commonly seen in second- and third-generation TKIs. Second, its selectivity could potentially enable dosing that achieves superior target coverage compared with second-generation TKIs. Third, ELVN-001 was designed to address common mutations that confer resistance to BCR-ABL TKIs, such as T315I; which may collectively translate into a stronger efficacy profile. Fourth, ELVN-001 has low risk of drug-drug interactions and no reported food effects, potentially making it easier for patients to maintain adherence and fit therapy into their daily lives. For all these reasons, we believe that ELVN-001 has the potential to play a major role in the future treatment of CML.

In particular, we believe ELVN-001 is well-positioned to complement allosteric inhibitors like asciminib given its distinct binding mechanisms: ATP-site/active form vs. allosteric/inactive form. ELVN-001 has demonstrated activity against asciminib-emergent mutations associated with lack of efficacy and treatment discontinuation in the asciminib pivotal trials. In the ENABLE Phase 1 trial, patients whose CML has developed known asciminib-resistant mutations have responded to ELVN-001. Given this, if approved, we believe that ELVN-001 will initially play an important role post-asciminib. Should ELVN-001 be approved in the front-line setting, we believe that clinicians may choose either ELVN-001 or an allosteric TKI in newly diagnosed patients, and would alternate between TKIs with different mechanisms of action in subsequent lines to find optimal balance of efficacy, safety and patient experience for each patient.

Clinical Development Plan

We are currently enrolling our Phase 1 ENABLE clinical trial in adult patients with CML and initiated Phase 1b dose expansion in mid-2024. ENABLE is designed to characterize the safety, tolerability, PK properties and preliminary efficacy of ELVN-001 in a population of patients with CML. The objectives of the Phase 1 trial are to:

1.
Assess the safety and tolerability of ELVN-001 when administered to patients with CML.
2.
Understand the relationship between dose and schedule of drug with PK and anti-tumor activity.
3.
Determine recommended doses for further clinical evaluation in patients with CML with and without the T315I mutation.

Our key efficacy measure will be the reduction of BCR-ABL transcripts in peripheral blood. Additionally, we are conducting an ongoing study in Japan that we believe will enable patient enrollment in our Phase 3 trial.

Assuming the results of the Phase 1 clinical trials are supportive, and subject to feedback from regulatory authorities, subsequent trials would include a randomized pivotal trial(s) in patients with CML. Should efficacy and safety data also support potential benefit in patients with T315I mutations, we would discuss with the FDA the optimal path forward for this patient population, which has limited treatment options. We plan to initiate ENABLE-2, a 2L+ Phase 3 pivotal trial, in the second half of 2026.

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

Additional Programs

Our development approach, rooted in validated biology and differentiated chemistry, creates a unique opportunity to design, develop and deliver medicines with an improved therapeutic profile for patients. To realize this potential, we continue advancing our research pipeline in diseases with remaining unmet need, such as Graves’ Disease, leveraging our target- and indication-agnostic approach.

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

There are currently six BCR-ABL TKIs FDA approved for use in CML: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), and Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib). Most of these BCR-ABL inhibitors target additional tyrosine kinases, which can lead to debilitating side effects. Iclusig is indicated for patients with CML who have resistance or intolerance to at least two prior TKIs. It is also approved for CML with the T315I mutation. However, due to its off-target kinase activity, this agent carries four black box warnings and is poorly tolerated requiring dose reductions that limit its efficacy. In 2024, Scemblix received accelerated approval by the FDA for newly diagnosed CML in addition to its full approval for previously treated CML, and CML with the T315I mutation. It is designed to allosterically inhibit BCR-ABL by binding to the myristoyl pocket, which is remote from the active site and is a novel mechanism compared to previous drugs approved for use in CML. Other BCR-ABL TKIs under investigation include Ascentage Pharma’s olverembatinib, Terns Pharmaceuticals’ TERN-701, TargetRx’s TGRX-678, and others at various stages of development.

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

To date, we have obtained the custom-manufactured starting materials for active pharmaceutical ingredients (“APIs”) manufacture from Pharmaron and Hande Sciences and our good manufacturing practice (“GMP”) APIs from Pharmaron. The drug product for the ELVN-001 program is manufactured at Latitude Pharmaceuticals Inc., Quotient Sciences, and CoreRx. We could contract with other contract manufacturing organizations (“CMOs”) for the starting materials as the raw materials we use are commonly used and are available from multiple sources. We are in the process of developing our supply chain for our product candidate and intend to put in place framework agreements under which third-party CMOs will generally provide us with necessary quantities of APIs and drug product on a project-by-project basis based on our development needs.

As we advance our product candidate through development, we plan to explore adding backup suppliers for the API and drug product in order to protect against any potential supply disruptions.

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

As of January 1, 2026, our patent portfolio includes issued and pending patent applications that we own related to our HER2 and BCR-ABL programs.

For the BCR-ABL program, we own four active patent families with claims directed to BCR-ABL tyrosine-kinase inhibitory compounds as composition of matter, as well as claims directed to pharmaceutical compositions and combinations comprising such compounds and uses of such compounds, e.g., treatment of CML, acute myeloid leukemia (“AML”), acute lymphoblastic leukemia (“ALL”), or mixed phenotype acute leukemia, including refractory leukemias associated with a T315I mutation in BCR-ABL. The first family includes three issued U.S. patents, one issued Japanese patent, and one issued Chinese patent that expire in 2041 absent any patent term extensions or terminal disclaimers; and pending non-provisional applications in the U.S., Australia, Brazil, Canada, China, Europe, Israel, India, Japan, Republic of Korea, Mexico, New Zealand, Singapore, South Africa and Hong Kong. The second family includes pending non-provisional applications in the U.S., China, Europe, Israel, India, Japan, Republic of Korea, Mexico, and Hong Kong. Any patents that may issue from the first or the second family are expected to expire in 2041, absent any patent term adjustment, patent term extensions, or terminal disclaimers. The third and the fourth families each include a Patent Cooperation Treaty (“PCT”) application and a pending non-provisional application in Taiwan. Any patents that may issue from the third and the fourth families are expected to expire in 2045, absent any patent term adjustment, patent term extensions, or terminal disclaimers. Any patents that may issue from our pending patent applications in relation to our BCR-ABL program are expected to expire between 2041-2045, absent any patent term adjustment, patent term extensions, or terminal disclaimers.

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

U.S. Drug Development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Drugs also are subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or post-market may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement and civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on us.

Our product candidates are considered small molecule drugs and must be approved by the FDA through the new drug application (“NDA”) process before they may be legally marketed in the United States. The process generally involves the following:

•
completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with good laboratory practice (“GLP”);
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin;
•
approval by an independent institutional review board (“IRB”), or ethics committee at each clinical trial site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice (“GCP”) requirements and other clinical trial-related regulations to establish substantial evidence of the safety and efficacy of the investigational product for each proposed indication;

•
submission to the FDA of an NDA after completion of all pivotal trials;
•
determination by the FDA within 60 days of its receipt of an NDA to accept the filing for substantive review;
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug will be produced to assess compliance with current good manufacturing practice (“cGMP”) requirements assuring that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
•
potential FDA audit of the preclinical study and/or clinical trial sites that generated the data in support of the NDA filing;
•
FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States; and
•
compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy (“REMS”), and the potential requirement to conduct post-approval studies.

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

Clinical Trials

The clinical stage of development involves the administration of the investigational product to healthy volunteers or patients under the supervision of qualified investigators, generally physicians not employed by or under the trial sponsor’s control, in accordance with GCP requirements, which include the requirement that all research subjects provide their informed consent for their participation in any clinical trial. Clinical trials are conducted under protocols detailing, among other things, the objectives of the clinical trial, dosing procedures, subject selection and exclusion criteria and the parameters to be used to monitor subject safety and assess efficacy. Each protocol, and any subsequent amendments to the protocol, must be submitted to the FDA as part of the IND. Furthermore, each clinical trial must be reviewed and approved by an IRB for each institution at which the clinical trial will be conducted to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. The IRB must also approve the informed consent form that must be provided to each clinical trial subject or his or her legal representative and must monitor the clinical trial until completed. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries. A sponsor who wishes to conduct a clinical trial outside of the United States may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA. The FDA will generally accept a well-designed and well-conducted foreign clinical trial not conducted under an IND if the trial was conducted in accordance with the FDA requirements for use of foreign clinical trials, including the requirements set forth at 21 CFR 312.120, the laws and regulations of the foreign regulatory authorities where the trial was conducted, such as the European Medicines Agency (“EMA”), whichever provides greater protection of the human subjects, and with GCP and GMP requirements, and the FDA is able to validate the data through an onsite inspection, if deemed necessary, and the practice of medicine in the foreign country is consistent with the United States.

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

Depending on the product candidate and the FDA’s data requirements, some clinical programs may proceed from Phase 1b trial to a registration trial or other variations of the different phases of clinical development process noted above. Post-approval trials, sometimes referred to as Phase 4 clinical trials, are conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk or concerns related to the design of our clinical trial. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check-points based on access to certain data from the trial.

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

Under the Prescription Drug User Fee Act (“PDUFA”), as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. PDUFA also imposes an annual program fee for each marketed human drug. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs for products designated as orphan drugs, unless the product also includes a non-orphan indication.

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

Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and are adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data, additional pivotal Phase 3 clinical trial(s) and/or other significant and time-consuming requirements related to clinical trials, preclinical studies and/or manufacturing. If a Complete Response Letter is issued, the applicant may either resubmit the NDA, addressing all of the deficiencies identified in the letter, or withdraw the application. Even if such data and information are submitted, the FDA may decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA’s interpretation of data may differ from our interpretation. Further, FDA’s “real-time” release of newly issued Complete Response Letters associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our business and competitive advantage.

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

A product may also be eligible for accelerated approval, if it treats a serious or life-threatening condition and generally provides a meaningful advantage over available therapies. In addition, it must demonstrate an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), which is reasonably likely to predict an effect on IMM or other clinical benefit. As a condition of approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform adequate and well- controlled post-marketing clinical trials. The FDA may withdraw drug approval or require changes to the labeled indication of the drug if confirmatory post-market trials fail to verify clinical benefit or do not demonstrate sufficient clinical benefit to justify the risks associated with the drug. If the FDA concludes that a drug shown to be effective can be safely used only if distribution or use is restricted, it may require such post-marketing restrictions as it deems necessary to assure safe use of the product.

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

•
The federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf), to knowingly and willfully solicit, receive, offer or pay any remuneration that is intended to induce or reward referrals, including the purchase, recommendation, order or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Moreover, the Affordable Care Act (“ACA”) provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act (“FCA”).
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
•
The federal Physician Payments Sunshine Act, which requires applicable manufacturers of covered drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to Centers for Medicare & Medicaid Services (“CMS”) information regarding certain payments and other transfers of value made to covered recipients, including physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), certain non-physician healthcare providers (such as physician assistants and nurse practitioners), and teaching hospitals, as well as information regarding ownership and investment interests held by physicians and their immediate family members.
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

Market exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (“ANDA”), or a 505(b)(2) NDA submitted by another company for a generic version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness or generate such data themselves.

European Union Drug Development

Similar to the United States, the various phases of preclinical and clinical research in the EU are subject to significant regulatory controls. Although the EU Clinical Trials Directive 2001/20/EC has sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently. This has led to significant variations in the member state regimes. Under the current regime, before a clinical trial can be initiated, it must be approved in each of the EU countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (“NCA”), and one or more Ethics Committees (“ECs”).

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

European Union Drug Review and Approval

In the European Economic Area (“EEA”), which is comprised of the 27 Member States of the EU and four European Free Trade Association States (Norway, Iceland, Switzerland, and Liechtenstein), medicinal products can only be commercialized after obtaining a Marketing Authorization (“MA”). There are two types of marketing authorizations.

•
The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use (“CHMP”), of the EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicines such as gene-therapy, somatic cell-therapy or tissue-engineered medicines and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.
•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the Centralized Procedure. Where a product has already been authorized for marketing in a Member State of the EEA, this National MA can be recognized in another Member States through the Mutual Recognition Procedure. If the product has not received a National MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the Decentralized Procedure. Under the Decentralized Procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (“RMS”). The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics (“SOPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SOPC, labeling or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Member States Concerned).

Under the procedures described above, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. Similar to the U.S. patent term-restoration, Supplementary Protection Certificates (“SPCs”) serve as an extension to a patent right in Europe for up to five years. SPCs apply to specific pharmaceutical products to offset the loss of patent protection due to the lengthy testing and clinical trials these products require prior to obtaining regulatory marketing approval.

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

Additionally, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, effective January 1, 2024, the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs were eliminated. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. In August 2022, Congress passed the Inflation Reduction Act of 2022, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, the first year in which negotiated prices become effective, CMS selected 10 high-cost Medicare Part D drugs in 2023, negotiations began in 2024, and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders, including certain pharmaceutical companies and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries. The impact of future legislative, executive and administrative actions of the government on us and the pharmaceutical industry as a whole is unclear.

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

As of December 31, 2025, we had 60 full-time employees. Of these employees, 45 were engaged in research or product development and clinical activities. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We consider our relationship with our employees to be good.

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

We may announce material information to the public through filings with the Securities and Exchange Commission (the “SEC”), our website (www.enliventherapeutics.com), press releases, public conference calls, and public webcasts. We use these channels, as well as social media, to communicate with the public about us, our product candidates and other matters. We also make available on or through our website certain reports and amendments to those reports that we file with or furnish to the SEC in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our Annual Reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. We make this information available on or through our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address for the SEC website is www.sec.gov.

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
•
Our prospects depend in large part upon developing and commercializing ELVN-001 and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.
•
If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, or if FDA disagrees with our clinical trial design or our interpretation of the data, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.
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

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. We have not initiated clinical trials for any other product candidate.

In June 2025 at the European Hematology Association (“EHA”) 2025 Congress, we presented positive updated clinical data from the ENABLE trial; and in January 2026 we announced updated, positive initial data from the Phase 1b portion of the ENABLE trial. However, we have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, develop any required companion diagnostic, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $103.7 million for the year ended December 31, 2025. As of December 31, 2025, we had an accumulated deficit of $347.2 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We are very early in our development efforts. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. We have not initiated clinical trials for any other product candidate, and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. If clinical trials of our product candidates fail to demonstrate adequate safety and/or efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, or if FDA disagrees with our clinical trial design or our interpretation of the data, our ability to advance the product candidates through development phase may be materially delayed, may be suspended or terminated, and the costs of development may increase. If FDA raises material concerns and objects to our study protocol or our statistical plan at any stage of clinical development, such as the design of our phase 3 or registrational trial, we may not be able to proceed until we can adequately address FDA’s concerns. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization or licensing of ELVN-001. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We are currently focusing our resources and efforts on ELVN-001 and advancing our other research programs. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for ELVN-001 and our other research programs, including the development of any combination drug products or companion diagnostics, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for ELVN-001 and our other research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaborations, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

Our prospects depend in large part upon developing and commercializing and/or otherwise licensing ELVN-001 and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates including ELVN-001 and product candidates from our research programs, including the development of any combination drug products or companion diagnostics, or entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop or commercialize our product candidates. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. A product candidate can unexpectedly fail at any stage of development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of ELVN-001 and other product candidates we may develop will depend on many factors, including the following:

•
successful and timely initiation and completion of preclinical studies and clinical trials, including generating sufficient data to support the initiation or continuation of non-clinical studies and clinical trials, including data that demonstrates improved efficacy, safety, and patient convenience compared to our competitors’ products;
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

If clinical trials of our product candidates fail to demonstrate safety and efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, or if FDA disagrees with our clinical trial design or our interpretation of the data, we would incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct preclinical studies in animals and extensive clinical trials in humans to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any jurisdiction. Our product candidates may fail to demonstrate efficacy in humans, and particularly across tumor types. If FDA disagrees with our clinical trial design or our interpretation of the data, our regulatory approval or ability to advance the product candidates through development phase may be materially delayed, may be suspended or terminated, and the costs of development may increase. If FDA raises material concerns and objects to our study protocol or our statistical plan at any stage of clinical development, we may not be able to proceed until we can adequately address FDA’s concerns. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. A major risk we face is the possibility that none of our product candidates under development will successfully gain market approval from the FDA, EMA or other comparable foreign regulatory authorities, resulting in us being unable to derive any commercial revenue from them after investing significant amounts of capital in their development.

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
•
the FDA, EMA or other comparable foreign regulatory authorities may disagree with our clinical trial design, safety monitoring plan, statistical plan, or our interpretation of data from preclinical studies or clinical trials;

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. The FDA or other regulatory authorities may disagree with our trial design or our interpretation of the data, which can delay our regulatory approval or require us to collect more data than initially planned. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may force us to encounter delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to it on a timely basis or at all.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for ELVN-001, the FDA, EMA or other comparable foreign regulatory authorities have required, and may in the future require, us to change our trial design or conduct additional studies before they allow us to initiate additional clinical trials at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Further, changes in regulations in the United States and other countries may increase our compliance costs, make it more difficult to conduct trials in some countries or to implement global trials, or result in changes to our current clinical plans and timelines. Before obtaining marketing approval from the FDA of ELVN-001 or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. We could encounter delays because we may need to relocate our corporate headquarters, which includes office and laboratory space. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

From time to time, we have publicly disclosed and may publicly disclose additional preliminary, interim or topline data from our preclinical studies and clinical trials. These interim updates are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. For example, we may report responses in certain patients that are unconfirmed at the time and which do not ultimately result in confirmed responses to treatment after follow-up evaluations. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline results that we report may differ from future results of the same studies or trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. In addition, we may report interim analyses of only certain endpoints rather than all endpoints. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse changes between interim data and final data could significantly harm our business and prospects. Further, additional disclosure of interim data by us or by our competitors has previously and could in the future result in volatility in the price of our common stock.

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

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trials’ conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient enrollment is a significant factor in the timing of clinical trials. Our ability to enroll eligible patients may be limited, and we have experienced and may in the future experience delays in enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML, it may make it difficult for us to enroll patients in our trials for the same indications. For example, CML patient enrollment could have been and will likely be affected by the approval of Scemblix (asciminib) as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications or lines of therapy with relatively small patient populations, or small enrollment-eligible patient populations, which may further limit enrollment of patients or may result in slower enrollment than we anticipate.

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

•
patient eligibility criteria for the trial in question as defined in the protocol, including biomarker-driven identification and/or certain highly specific criteria related to stage of disease progression or line of therapy, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria or other enrollment restrictions;
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

The pharmaceutical and biotechnology industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. In particular, precision medicine is a very competitive space and we have chosen to prioritize addressing well-validated biological targets, and therefore we expect to face competition from existing products and products in development for each of our product candidates. While we believe that our technology, the expertise of our team, and our development experience and scientific knowledge provide us with competitive advantages, we face increasing competition from many different sources, including pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions. Product candidates that we successfully develop and commercialize may compete with existing therapies and new therapies that may become available in the future.

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

First-line (“1L”) therapies designate treatments that are initially administered to patients newly diagnosed with a disease, while second-line (“2L”) and third-line (“3L”) or later line therapies are administered to patients who develop resistance or intolerance to prior lines of therapy. The FDA, EMA and other comparable foreign regulatory bodies often approve therapies for a particular line of treatment or for diseases with specific resistance mutations. Typically, if there are already drugs available in an indication, drug approvals are initially granted for use in later lines of treatment, but with additional evidence of significant efficacy and improved tolerability from clinical trials, biopharmaceutical companies can successfully seek and gain approval for use in earlier lines of treatment or broader patient populations.

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

Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries.

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

As part of our development strategy, we are seeking strategic collaborations to develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

We currently conduct our clinical trials for ELVN-001 in the United States, Australia, France, Germany, South Korea, Canada, Spain, Israel, Japan, the United Kingdom, Poland, Italy, Belgium, the Netherlands, Hungary and China. In the future, we may conduct clinical trials for ELVN-001 in other countries, including but not limited to Denmark, Singapore, Taiwan, Bulgaria, Czech Republic, Sweden and Turkey. We are conducting our clinical trials for ELVN-002 in the United States, Spain, France, Italy, Australia, Taiwan and South Korea. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, and we may face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data. For example, the FDA has declined to approve other applications that contained primarily China-generated clinical data. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If we are unable to obtain or utilize appropriate study data for any reason, including any failure or refusal to accept study data by the FDA, EMA or any applicable foreign regulatory authority, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Even if we obtain orphan drug designation for a product candidate, we may not be able to obtain or maintain orphan drug exclusivity for that product candidate. We may not be the first to obtain marketing approval of any product candidate for which we have obtained orphan drug designation for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if we seek approval for an indication broader than the orphan-designated indication or may be lost if the FDA later determines that the request for designation was materially defective or if we are unable to ensure that we will be able to manufacture sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties may be approved for the same condition. Even after an orphan drug is approved, the FDA can subsequently approve the same drug with the same active moiety for the same condition if the FDA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care or the manufacturer of the product with orphan exclusivity is unable to maintain sufficient product quantity. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the product candidate any advantage in the regulatory review or approval process or entitles the product candidate to Priority Review. In view of the court decision in Catalyst Pharms., Inc. v. Becerra, 14 F.4th 1299 (11th Cir. 2021), the FDA published a notice in the Federal Register to clarify that while the agency complies with the court’s order in Catalyst, the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order. The Consolidated Appropriations Act of 2026, signed into law in February 2026, codified this longstanding FDA interpretation of the Orphan Drug Act, allowing the FDA to approve multiple versions of the same orphan drug for different subindications and subpopulations. Further, changes in the leadership of the FDA and other federal agencies under the current administration may also lead to new policies and changes in the regulations and operations of the FDA, which may impact our clinical development plans. It is unclear how future litigation, legislation, agency decisions, and administrative actions will impact the scope of the orphan drug exclusivity.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the current presidential administration.

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

We collect, receive, retain, store, use, share, disclose, transfer, make accessible, disseminate, and otherwise process data (including personal and clinical trial information) relating to our employees and contractors, and other persons. Accordingly, we are, or may become, subject to numerous legal and contractual obligations regarding the privacy, security, protection, and collection, storing, sharing, use, transfer, disclosure and other processing of certain data, including personal information. For example, we are, or may become, subject to various federal, state, local, and foreign laws, directives, and regulations regarding privacy, data protection, and data security, the scope of which are changing, subject to differing interpretations, and may be inconsistent among jurisdictions or conflict with other legal and regulatory requirements. We are also subject to certain contractual obligations to third parties related to privacy, data protection and data security and we strive to comply with our applicable policies and applicable laws, regulations, contractual obligations, and other legal obligations relating to privacy, data protection, and data security, to the extent possible. The regulatory frameworks for privacy, data protection and data security worldwide are evolving and are likely to remain complex and uncertain for the foreseeable future. Any perception of privacy, data security, or data protection concerns or an inability, by us or third parties that we rely on, to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation, and adversely affect our business, financial condition, and results of operations.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. For example, the French national data protection authority has enacted specific requirements for the processing of health data. We are assessing our obligations under certain data protection requirements in the EU, and we may be required to modify our operations and relevant policies and practices in our efforts to comply with such requirements, which could require us to incur substantial costs and expenses. Additionally, we could be subject to UK data privacy and protection laws, regulations and standards. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, Brexit and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. The UK made targeted amendments to its data protection regime in the UK Data (Use and Access) Act ("DUAA"), effective June 19, 2025. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-US Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. The United States and EU replaced the EU-U.S. Privacy Shield transfer framework with the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), which was the subject of an adequacy decision by the European Commission on July 10, 2023, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. The Swiss-U.S.

DPF was the subject of an adequacy decision that was effective on September 15, 2024. The EU-U.S. DPF has faced a legal challenge, and it, the Swiss-U.S. DPF, and the UK Extension may be subject to additional legal challenges, from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to renewal, and the European Commission may intervene at any time with respect to its adequacy decision. The European Commission renewed the UK’s adequacy decision in December 2025 to extend through December 2031, but the UK’s adequacy determination remains subject to future uncertainty and may be subject to modification or revocation, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

Similar laws have been proposed in other foreign jurisdictions. For example, on August 20, 2021, the Personal Information Protection Law (“PIPL”) of the People’s Republic of China (“PRC”) was adopted and went into effect on November 1, 2021. The PIPL shares similarities with the GDPR, including extraterritorial application, data minimization, data localization, and purpose limitation requirements, and obligations to provide certain notices and rights to citizens of the PRC. The PIPL allows for fines of up to 50 million renminbi or 5% of a covered company’s revenue in the prior year. We have conducted and may in the future conduct clinical trials in China and have encountered minor delays due to data transfer authorization processes and may in the future encounter additional delays. If additional laws are passed, such laws may have potentially conflicting requirements that would make compliance challenging. Such laws may require us to modify our operations, and may limit our ability to collect, retain, store, use, share, disclose, transfer, disseminate, and otherwise process personal data, may require additional investment of resources in compliance programs, impact strategies and could result in increased compliance costs and/or changes in our ongoing or planned business practices and policies.

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

The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that took effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that took effect in 2025; and Indiana, Kentucky, and Rhode Island have enacted similar legislation that took effect in 2026. With regard to the CPA, we are monitoring developments closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. Updated implementing rules have since been promulgated. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice issued a final rule that took effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China and other designated countries. Collectively, these laws and regulations represent a trend toward more stringent laws and regulations addressing data transfers and other privacy and data security matters in the United States. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with new and evolving legislation relating to privacy and data security.

We have published and may publish additional privacy policies and other documentation regarding our collection, processing, use and disclosure of personal information. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our employees or contractors fail to comply with our published policies and documentation. Such failures can subject us to potential foreign, local, state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices.

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

We currently have a small team focused on research and development of small molecule therapeutics. Our ability to discover and develop any product candidates is dependent on our team. To succeed, we must recruit, hire, retain, manage and motivate qualified clinical, scientific, technical and management personnel, and we face significant competition for experienced personnel. We are highly dependent on the principal members of our management and medical staff, particularly Rick Fair, our President, Chief Executive Officer and director, Ben Hohl, our Chief Financial Officer and Helen Collins, our Chief Medical Officer. If we do not succeed in attracting and retaining qualified personnel, particularly at the management level, it could adversely affect our ability to execute our business plan and harm our operating results. In particular, the loss of one or more of our executive officers could be detrimental to us if we cannot recruit suitable replacements in a timely manner. We do not maintain “Key Person” insurance for any of our executives or other employees. We could in the future have difficulty attracting and retaining experienced personnel and may be required to expend significant financial resources in our employee recruitment and retention efforts.

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

As of December 31, 2025, we had 60 full-time employees. Of these employees, 45 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of December 31, 2025, we had 60 full-time employees. Of these employees, 45 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the non-clinical, clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for our product candidates, including ELVN-001 while complying with any contractual obligations to contractors and other third parties;
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

Despite the implementation of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are from time to time vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, power outages, natural disasters, global pandemics (such as COVID-19), terrorism, acts of vandalism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties (including nation- state and nation-state supported actors), or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, denial-of-service attacks, phishing attacks and other forms of social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or that of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants or lead to the unauthorized access to or acquisition, use, corruption, loss, destruction, alteration, dissemination, or other processing of, or damage to, our data, data that is processed or maintained on our behalf, or other assets. For example, from time to time, we experience an increase in phishing and other social engineering attacks from third parties in connection with our increase in remote work in recent years. As a result, we, as well as any of our CROs, clinical trial sites, manufacturers, other contractors or consultants who may be operating in remote work environments may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls designed to reduce the risk of a cyber security or data security incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially with an increased number of employees primarily working remotely. Additionally, we have migrated certain data analysis functions from outsourced providers to in-house resources, which may create additional security risks. Additionally, for example, our third-party CROs or other contractors and consultants have suffered, and in the future may suffer, instances of unauthorized access to their systems or data they process on our behalf.

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

We may be subject to claims that former employees or other third parties have an ownership interest in our patents or other intellectual property. We may be subject to ownership disputes in the future arising from, for example, conflicting obligations of consultants, employees or others who are involved in developing our product candidates. Although it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own, and we cannot be certain that our agreements with such parties will be upheld in the face of a potential challenge, or that they will not be breached, for which we may not have an adequate remedy. In addition, the laws of some countries may prohibit the contractual assignment of intellectual property prior to its creation. The assignment of intellectual property rights may not be self-executing or the assignment agreements may be breached, and litigation may be necessary to defend against these and other claims challenging inventorship or ownership. We cannot be certain that we are the first to invent the inventions covered by pending patent applications and, if we are not, we may be subject to priority or entitlement disputes. We may be required to disclaim part or all of the term of certain patents or all of the term of certain patent applications. There may be prior art of which we are not aware that may affect the validity or enforceability of a patent claim. There also may be prior art of which we are aware, but which we do not believe affects the validity or enforceability of a claim, which may, nonetheless, ultimately be found to affect the validity or enforceability of a claim. Since patent applications in the United States and other countries are confidential for a period of time after filing, at any moment in time, we cannot be certain that we were in the past or will be in the future the first to file any patent application related to our product candidates. For example, some patent applications in the United States may be maintained in secrecy until the patents are issued. Further, publications in the scientific literature often lag behind actual discoveries. We may not be able to obtain or maintain patent applications and patents due to the subject matter claimed in such patent applications and patents being in the public domain. In some cases, the work of certain academic researchers in the cancer therapeutics field has entered the public domain, which may preclude our ability to obtain patent protection for certain inventions relating to such work. Consequently, we cannot be certain that others have not filed patent applications for technology covered by our owned, and any of our future in-licensed, issued patents or our pending applications, or that we or, if applicable, a licensor were the first to invent or first to file an application for the technology. In addition, although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, CROs, third-party manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

In connection with obtaining an International Nonproprietary Name (INN) for our small molecule therapeutics, we were required to disclose detailed structural information about the active pharmaceutical ingredient. Because small molecules are defined by their precise chemical structure, public disclosure of this information could enable competitors to design and develop structurally similar compounds that target the same pathway but fall outside the scope of our patent claims. Although we pursue broad patent protection, including composition-of-matter and method-of-use claims, there can be no assurance that our patents will prevent third parties from developing non-infringing alternatives. If competitors successfully design around our patents, our business and commercial prospects could be materially harmed.

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

We currently utilize and depend upon, and plan to utilize and depend upon, independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. For example, we use Pharmaron, located in China, to conduct preclinical studies and clinical trials and provide us with active pharmaceutical ingredients (“APIs”). Additionally, we manufacture APIs in Europe. Since these facilities are located outside of the United States, we are exposed to the possibility of product supply disruption and increased costs resulting from the trade tensions between the United States and China or the United States and other countries, the policy decisions arising from these tensions, and political unrest or unstable economic conditions in China. For example, the U.S. Commerce Department’s Section 232 National Security Investigation of Imports of Pharmaceuticals and Pharmaceutical Ingredients could lead to tariffs on the APIs we obtain from China or Europe. Any of these matters could materially and adversely affect our business and results of operations. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, including changes arising as a result of the current presidential administration with respect to trade policies, treaties, tariffs, any retaliatory actions in response thereto, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. For example, between February 4, 2025 and February 24, 2026, the U.S. government imposed “fentanyl-related” tariffs of 10% to 20% on the import of almost all Chinese-origin items, as well as an additional “reciprocal” tariff of 10% to 125% on certain products, with exemptions for certain pharmaceutical products and other specified items. Pursuant to a February 20, 2026, Supreme Court ruling, the U.S. government ceased collecting the fentanyl-related and reciprocal tariffs on February 24, 2026. On the same day, the U.S. government implemented a “temporary import surcharge” under authorities provided in Section 122 of the Trade Act of 1974, which is currently set at 10% (though may soon rise to 15%) and scheduled to last for a period of 150 days. This temporary import surcharge, like the reciprocal tariffs preceding it, excludes certain items, as specified in Annexes to the President’s February 20, 2026 proclamation “Imposing a Temporary Import Surcharge to Address Fundamental International Payments Problems.” The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, the U.S. Commerce Department’s targeted investigation related to imports of pharmaceuticals and pharmaceutical ingredients under section 232 of the Trade Expansion Act of 1962 which could result in tariffs on imports of finished drug products, medical countermeasures, critical inputs such as active pharmaceutical ingredients, and key starting materials, and derivative products of those items. The administration continues to implement new, reinstated, or adjusted tariffs, and we expect that the administration will continue with this practice. The introduction or imposition of new tariffs could also lead to retaliatory actions by other countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the U.S. from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the United States, or other countries, our business, financial condition, and results of operations may be materially harmed.

We also have manufacturing activities that take place in the European Union. The U.S.-EU trade relationship is also subject to these noted uncertainties, including with respect to trade policies, treaties, tariffs, and any retaliatory responses thereto. The U.S. government has recently made and continues to make significant additional changes in U.S.-EU trade policy and may continue to take future actions that could negatively impact U.S.-EU trade terms. For example, pursuant to a July 2025 trade agreement, the United States has imposed a 15% “all-in” tariff on many imports from the European Union, with exceptions for generic medications and certain other items. While this 15% all-in tariff rate is also expected to include items affected by potential future Section 232 pharmaceutical and pharmaceutical products tariffs imposed by the United States, these policy decisions have not yet been finalized as no policy has yet been implemented subsequent to the U.S. Commerce Department’s initiation of its national security investigation. Geopolitical events may also affect the stability of the current tariff regime, notwithstanding current agreements; for example, in January 2026 the United States threatened to impose significant additional tariffs on certain European countries, including certain EU countries, in connection with a dispute related to the sovereign status of the autonomous territory of Greenland. Increases in applicable tariffs, changes to trade policies, or uncertainties related to these matters could increase the costs of our trials and manufacturing and negatively affect our business, financial condition, or the results of our operations. As this trade agreement was negotiated against the background of reciprocal tariffs, it is not clear whether the terms of this U.S.-EU trade agreement may change following the Supreme Court’s February 20, 2026 decision.

In addition, various U.S. regulators and legislators have advanced proposals that would limit the exchange of data with commercial counterparties in certain nations, including China, ranging from personal health information to clinical trial data to information related to drug development, and regulators in other countries have considered similar restrictions on the outflow of such data. Further, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of the current presidential administration. Recent legislation known as the BIOSECURE Act was enacted in December 2025 as part of the 2026 National Defense Authorization Act, which places limitations on certain interactions with certain Chinese and other biotechnology firms that may pose a threat to United States national security, and additional proposals have been raised regarding executive actions to further limit those Chinese service providers’ ability to engage in business in the United States. Clinical trials that we may conduct for ELVN-001 in China may be affected by such regulatory restrictions. We manufacture certain of our product candidates in various countries, including the US, China and Spain and may in the future manufacture certain of our product candidates in other countries, including countries in Europe, which may increase the cost of manufacturing our product candidates. Potential issues or delays with this transition can impact our clinical plans and timelines, and we expect that such transition will increase our expenses. We have and may continue to face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data within particular jurisdictions, or originally obtained from particular jurisdictions, including China. If we are unable to obtain or use services from existing service providers, to obtain or use any necessary inputs (e.g., data), or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

We do not currently have the infrastructure or internal capability to manufacture supplies of our product candidates for use in development and commercialization. We rely, and expect to continue to rely, on third-party manufacturers for the production of our product candidates for preclinical studies and clinical trials under the guidance of members of our organization. In addition, we expect to manufacture certain of our product candidates in various countries, including countries in Europe, which may increase the cost of manufacturing our product candidates. Any supply interruption in limited or sole sourced materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. To date, we have obtained APIs and drug product for our product candidates from certain single-source CMOs. Any performance failures by such CMOs could materially harm our business. We do not have long-term supply agreements and may not be able to secure supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. We have experienced from time to time, and in the future may experience, an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise. As a result, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials. Any supply interruption in limited or sole sourced materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. To date, we have obtained APIs and drug product for our product candidates from certain single-source CMOs. Any performance failures by such CMOs could materially harm our business. We do not have long-term supply agreements and may not be able to secure supply agreements, and we purchase our required drug product on a purchase order basis, which means that aside from any binding purchase orders we have from time to time, our supplier could cease supplying to us or change the terms on which it is willing to continue supplying to us at any time. We have experienced from time to time, and in the future may experience, an unexpected loss of supply of any of our product candidates for any reason, whether as a result of manufacturing, supply or storage issues or otherwise. As a result, we could experience delays, disruptions, suspensions or terminations of, or be required to restart or repeat, any pending or ongoing preclinical studies or clinical trials.

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
•
the mislabeling of clinical supplies, potentially resulting in the wrong dose amounts being supplied or active drug not being properly identified;
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

We do not have complete control over all aspects of the manufacturing process of our contract manufacturing partners and are dependent on these contract manufacturing partners for compliance with cGMP regulations for manufacturing both APIs and finished drug products. Our CMOs are also subject to import and export rules and restrictions, which may impact their ability to acquire materials used in the manufacturing of our product candidates or export our manufactured investigational products to the countries where our clinical trials are conducted. There is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, any retaliatory actions in response thereto, and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We currently use CMOs based in China and Europe and may add additional CMOs or transition the manufacturing of our product candidate(s) to CMOs based in other countries, which can increase our business expenses. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or use services from existing service providers or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. We may seek to selectively form collaborations to expand our capabilities, potentially accelerate research and development activities and provide for commercialization activities by third parties. We may also seek strategic collaborations to develop combination therapy strategies for our portfolio products, and/or maximize portfolio value globally through selective co-development and/or commercialization collaborations. Any of these relationships may require us to incur non-recurring and other charges, increase our near-and long-term expenditures, recruit and hire additional personnel, issue securities that dilute our existing stockholders, or disrupt our management and business.

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
•
collaborators may require a trial design that could prolong development timelines;
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

In addition, we measure compensation cost for stock-based awards made to employees, directors and consultants at the grant date, based on the fair value of the award (as determined under U.S. GAAP), and recognize the cost as an expense over the requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Also, modifications to outstanding stock-based awards, including changes to their terms or conditions, may result in incremental stock-based compensation expenses.

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
•
announcements of significant program updates by us or our competitors, including interim clinical trial results;
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
•
geopolitical developments, general market or macroeconomic conditions including a potential government shutdown, inflation, interest rates, the imposition of various sanctions and tariffs by the United States and in other countries, and changes in government administration policy positions as a result of the current presidential administration;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of December 31, 2025, we had $462.6 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the first half of 2029. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, through an “at-the-market” program under the Securities Act. On August 13, 2025, we filed an automatic shelf registration statement on Form S-3ASR (the “Automatic Shelf Registration Statement”) with the SEC that allows us to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, we also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of our common stock under the Sales Agreement. Following the filing of such prospectus supplement and the termination of our prior shelf registration statement and prior prospectus supplement, there was $200.0 million of common stock available for sale under the Sales Agreement. Through December 31, 2025, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. Additionally, in March 2024, we sold in a private placement (the

“Private Placement”) common stock and pre-funded warrants and received aggregate net proceeds of $89.7 million, and in June 2025, we completed a public offering (the “Public Offering”) where we sold common stock and pre-funded warrants and received aggregate net proceeds of $216.2 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We ceased to be an emerging growth company on December 31, 2025 and will cease to be eligible to use the requirements for smaller reporting companies until our Form 10-Q for the first fiscal quarter of 2026. Once we are no longer a smaller reporting company or otherwise no longer qualify for applicable exemptions, we will be subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we took advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As a “smaller reporting company”, we also take advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We will cease to be eligible to use the requirements for smaller reporting companies until our Form 10-Q for the first fiscal quarter of 2026. Once we are no longer a smaller reporting company or otherwise qualify for these exemptions, we will be required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. We ceased to be an emerging growth company on December 31, 2025, which was the end of the fifth fiscal year after the completion of our initial public offering. In addition, because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2025, we will be ineligible to use the requirements for smaller reporting companies beginning with our Form 10-Q for the first fiscal quarter of 2026 but will remain a non-accelerated filer through 2026. When we are no longer a “non-accelerated filer”, we will have to provide more expansive disclosure regarding executive compensation in our periodic reports and be subject to shorter filing deadlines, which will require additional time and expense. We will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Our issuance of additional capital stock pursuant to our equity incentive plan and employee stock purchase plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and pre-funded warrants to purchase 1,071,505 shares of our common stock in the Private Placement, and in June 2025, we completed the Public Offering where we sold 9,920,987 shares of our common stock and pre-funded warrants to purchase 1,780,263 shares of our common stock. Through December 31, 2025, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

As of December 31, 2025, we had U.S. federal NOLs of approximately $266.9 million, of which approximately $258.9 million do not expire and approximately $8.0 million will begin to expire in 2037 for U.S. federal tax purposes. As of December 31, 2025, we also had state NOLs of approximately $342.6 million, which will expire at various dates through 2045.

As of December 31, 2025, we had U.S. federal tax credit carryforwards of approximately $16.0 million, which will expire at various dates through 2045. We also had state tax credit carryforwards of approximately $3.1 million, of which approximately $2.3 million will not expire. The remaining state tax credit carryforwards will expire at various dates through 2040.

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

In addition, under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” its ability to use its pre-change NOLs and other pre-change tax attributes (such as tax credit carryforwards) to offset its post-change income may be limited, including as a result of ownership changes that are beyond its control. A Section 382 “ownership change” is generally defined as a greater than 50 percentage point change (by value) in the company’s equity ownership by certain “5-percent shareholders” over a rolling three-year period. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. We have completed an analysis through December 31, 2025, and determined that ownership changes have occurred under Section 382 in the past, including in 2023 due to the Merger. No ownership changes occurred in 2025. Our deferred tax assets have been reduced by the amount of NOLs and tax credit carryforwards expected to expire unused due to the Section 382 and Section 383 limitations. We may experience subsequent shifts in our stock ownership, some of which are outside of our control. As a result, if we earn net taxable income and determine that an ownership change has occurred and our ability to use our historical NOLs and tax credit carryforwards are materially limited, it will adversely affect our future operating results by effectively increasing our future income tax obligations.

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

As of December 31, 2025, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 51.9% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

If equity research analysts do not publish research or reports, or publish unfavorable research or reports about us, our business or our market, our stock price and trading volume could decline.

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

We employ external cybersecurity consultants to help design and implement our cybersecurity procedures, and to identify, assess, manage, and monitor cybersecurity risks. Under the supervision of senior executive management, our Head of Information Technology (IT), supported by external cybersecurity consultants, supervises and directs the implementation of our cybersecurity risk management framework.

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

Item 2. Properties.

Our corporate headquarters are located in Boulder, Colorado. In September 2024, we entered into a lease (the “Lease”) with Crestview, LLC for approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. The Lease replaced our prior sublease for more space in the same location. We believe that our facility is adequate to meet our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms, if required.

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

Holders of Record

As of December 31, 2025, there were approximately 16 stockholders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision medicine approach that improves survival and enhances overall well-being. Our discovery process combines deep insights into clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs that address unmet needs with an increased probability of clinical and commercial success. Validated targets are those whose role in disease pathology have been demonstrated by mechanistic and clinical studies. We are currently advancing ELVN-001, as well as pursuing multiple additional research-stage opportunities that align with our small molecule development approach. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development.

The following table summarizes our clinical programs:

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware in June 2019, and we are headquartered in Boulder, Colorado. We devote substantially all of our resources to research and development activities of our BCR-ABL program and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in the Private Placement common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $90.0 million, and in June 2025, we completed the Public Offering where we sold common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $230.0 million. Through December 31, 2025, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $462.6 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-K.

As of December 31, 2025, we had an accumulated deficit of $347.2 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $103.7 million and $89.0 million for the years ended December 31, 2025 and 2024, respectively. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors including the timing and scope of our research and development activities. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, if and as we:

•
advance our BCR-ABL program through clinical development;
•
make changes to our clinical development plan for ELVN-001;
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
•
contract to manufacture any clinical product candidates as well as approved product candidates; for example, we expect to manufacture certain of our product candidates in additional countries including countries in Europe, which may increase the cost of manufacturing our product candidates;
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

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as a potential government shutdown, inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine conflict, conflict in the Middle East, including the Israel-Iran conflict, the imposition of various sanctions and tariffs by the United States and in other countries, public health emergencies/epidemics and the changes in government administration policy positions as a result of the current presidential administration, so that we may be prepared to react to new developments as they arise.

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

Other Income (Expense), Net

Other income (expense), net primarily consists of interest earned on our cash, cash equivalents and marketable securities, as well as gains and losses related to the change in fair value of the contingent value right (“CVR”) liability and income tax expense.

Results of Operations

Comparison of the years ended December 31, 2025 and 2024

The following table summarizes our results of operations for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Operating expenses:
Research and development	$85,856	$80,778
General and administrative	33,802	23,776
Total operating expenses	119,658	104,554
Loss from operations	(119,658)	(104,554)
Other income (expense), net	15,964	15,530
Net loss	$(103,694)	$(89,024)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
External expenses:
ELVN-001	$23,162	$15,402
ELVN-002	15,713	28,488
Other	12,403	10,534
Total external expenses	51,278	54,424
Internal expenses:
Employee related expenses	31,764	23,882
Facilities, laboratory supplies and other	2,814	2,472
Total internal expenses	34,578	26,354
Total research and development expenses	$85,856	$80,778

Research and development expenses were $85.9 million for the year ended December 31, 2025 compared to $80.8 million for the year ended December 31, 2024, an increase of $5.1 million. The increase was primarily due to higher internal research and development costs, consisting of $4.3 million in stock-based compensation, $3.6 million in salaries and benefits, and $0.3 million in other internal costs. This increase was partially offset by lower external research and development costs, driven by a decrease of $12.8 million in ELVN-002 costs due to our intention not to pursue development beyond 2025 as we explore strategic alternatives for the program, partially offset by increases of $7.8 million in ELVN-001 costs due to clinical progression and $1.9 million in other external costs primarily related to higher research costs.

General and Administrative Expenses

General and administrative expenses were $33.8 million for the year ended December 31, 2025 compared to $23.8 million for the year ended December 31, 2024, an increase of $10.0 million. The increase was primarily due to an increase of $9.6 million in stock-based compensation, largely attributable to modifications to certain equity awards and higher valuations on equity grants, as well as an increase of $0.4 million in professional fees and other costs.

Other Income (Expense), Net

Other income was $16.0 million for the year ended December 31, 2025 compared to $15.5 million for the year ended December 31, 2024, an increase of $0.5 million. The increase was primarily related to higher interest income of $1.1 million due to a higher investment balance net of lower interest rates and lower income tax expense of $0.2 million related to the CVR milestone payment in 2024, partially offset by a lower gain of $0.9 million related to the change in fair value of the CVR liability upon remeasurement in 2024.

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

On June 23, 2023, we entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time, through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. On August 13, 2025, we filed the Automatic Shelf Registration Statement with the SEC that allows us to undertake an indeterminate amount of equity and debt offerings. Concurrently with the filing of the Automatic Shelf Registration Statement, our prior shelf registration statement and prior prospectus supplement, which registered $200.0 million of common stock under our at-the-market program, were terminated, and we no longer had any common stock available for sale under the prior prospectus supplement.

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

Through December 31, 2025, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of December 31, 2025 and 2024, there was $200.0 million and $160.0 million, respectively, of our common stock available for sale under the Sales Agreement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our BCR-ABL and HER2 programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. As of December 31, 2025, we had cash, cash equivalents and marketable securities of $462.6 million.

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
•
contract to manufacture any clinical product candidates or approved product candidates; for example, we expect to manufacture certain of our product candidates in additional countries, including countries in Europe, which may increase the cost of manufacturing our product candidates;
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
•
the cost of patient enrollment for existing clinical trials and any additional clinical trials;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(70,301)	$(73,192)
Net cash used in investing activities	(173,841)	(35,997)
Net cash provided by financing activities	218,867	133,165
Net (decrease) increase in cash, cash equivalents and restricted cash	$(25,275)	$23,976

Cash Flows from Operating Activities

Net cash used in operating activities during the year ended December 31, 2025 was $70.3 million. This consisted primarily of a net loss of $103.7 million and net cash outflows from changes in our operating assets and liabilities of $1.1 million (primarily due to an increase in prepaids and other assets), partially offset by non-cash charges for stock-based compensation of $34.0 million and other non-cash charges of $0.5 million.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the year ended December 31, 2025 was $173.8 million. This consisted primarily of cash used to purchase marketable securities of $446.8 million, partially offset by proceeds from maturities of marketable securities of $272.9 million.

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

Cash Flows from Financing Activities

Net cash provided by financing activities during the year ended December 31, 2025 was $218.9 million. This consisted primarily of net proceeds from the sale of shares of our common stock and pre-funded warrants in the Public Offering of $216.2 million, proceeds from the exercise of stock options of $2.3 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.6 million, partially offset by the payment of deferred offering costs of $0.2 million.

Net cash used in financing activities during the year ended December 31, 2024 was $133.2 million. This consisted primarily of net proceeds from the sale of shares of our common stock and pre-funded warrants in the Private Placement of $89.7 million, net proceeds from the sale of shares of our common stock pursuant to the Sales Agreement of $39.2 million, proceeds from the exercise of stock options of $3.6 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.7 million.

Contractual Obligations and Commitments

In September 2024, we entered into the Lease, which is a non-cancellable operating lease. Under the terms of the Lease, we will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years.

The following table summarizes our contractual obligations and commitments as of December 31, 2025 (in thousands):

	Payments Due by Period
	Total	2026	Thereafter
Operating lease obligations - facility lease	$414	$414	$—

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

See Note 10 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K for further details.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of December 31, 2025, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of December 31, 2025, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Enliven Therapeutics, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued Research and Development Costs — Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company incurs research and development costs which consist primarily of costs incurred for the discovery and development of its product candidates and include consultants and supplies to conduct clinical, preclinical, and non-clinical studies, costs to acquire, develop and manufacture supplies for preclinical and clinical testing and other studies and expenses incurred under agreements with contract research organizations.

In accruing for these services, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. As of December 31, 2025, the Company had accrued $8.1 million of research and development costs.

We determined the accrual of certain research and development costs to be a critical audit matter due to the significant judgment required for management to estimate the cost of services received but not yet invoiced, the high volume of transactions and the differing nature of evidence available across vendors. As such, auditing accrued research and development costs involved especially subjective judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued research and development costs included the following, among others:

•
We made selections of specific amounts recognized as research and development expenses as well as those recognized as accrued costs to evaluate management’s estimate of the progress against the project and performed the following procedures:
o
Gained an understanding of the accrual through inquiries with management to understand management’s process for estimating accrued research and development costs.
o
Inspected related agreements, including (but not limited to) master service agreements, change orders, statements of work, and amendments, and agreed key provisions of the agreements to the Company’s analysis of estimated costs incurred to date.
o
Agreed other third-party information to the inputs used in the Company’s analysis and recalculated the Company’s estimated cost accrual.
o
Sent written confirmations directly to the contract research organizations and compared such information to the amounts used in the Company’s estimates and/or performed corroborating inquiries of Company research and development personnel.

/s/ Deloitte & Touche LLP

San Francisco, California

March 3, 2026

We have served as the Company's auditor since 2020.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$98,896	$124,117
Marketable securities	363,725	189,323
Restricted cash	—	54
Prepaid expenses and other current assets	12,257	4,633
Total current assets	474,878	318,127
Property and equipment, net	34	458
Operating lease right-of-use assets	383	—
Deferred offering costs	217	—
Other long-term assets	656	7,175
Total assets	$476,168	$325,760
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,159	$1,342
Accrued expenses and other current liabilities	14,409	14,573
Total current liabilities	16,568	15,915
Total liabilities	16,568	15,915
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 59,440,045 and 48,936,459 at December 31, 2025 and 2024, respectively	59	49
Additional paid-in capital	806,373	553,213
Accumulated other comprehensive income	334	55
Accumulated deficit	(347,166)	(243,472)
Total stockholders’ equity	459,600	309,845
Total liabilities and stockholders' equity	$476,168	$325,760

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024
Operating expenses:
Research and development	$85,856	$80,778
General and administrative	33,802	23,776
Total operating expenses	119,658	104,554
Loss from operations	(119,658)	(104,554)
Other income (expense), net
Interest income	16,013	14,891
Change in fair value of contingent value right liability	—	873
Income tax expense	—	(232)
Other expense	(49)	(2)
Total other income (expense), net	15,964	15,530
Net loss	(103,694)	(89,024)
Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities	279	(86)
Comprehensive loss	$(103,415)	$(89,110)
Net loss per share, basic and diluted	$(1.83)	$(1.89)
Weighted-average shares outstanding, basic and diluted	56,664,226	47,072,532

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity
Balance - January 1, 2024	41,292,027	$41	$400,172	$141	$(154,448)	$245,906
Exercise of common stock options	688,596	1	3,630	—	—	3,631
Vesting of restricted stock units	22,360	—	—	—	—	—
Vesting of restricted stock awards and stock options	—	—	273	—	—	273
Issuance of common stock under the Employee Stock Purchase Plan	49,722	—	651	—	—	651
Issuance of common stock and pre-funded warrants in the Private Placement, net of issuance costs of $305	5,357,144	6	89,689	—	—	89,695
Issuance of common stock under the Sales Agreement, net of issuance costs of $1,373	1,526,610	1	38,624	—	—	38,625
Stock-based compensation	—	—	20,174	—	—	20,174
Net loss	—	—	—	—	(89,024)	(89,024)
Other comprehensive loss	—	—	—	(86)	—	(86)
Balance - December 31, 2024	48,936,459	$49	$553,213	$55	$(243,472)	$309,845
Exercise of common stock options	516,013	—	2,295	—	—	2,295
Vesting of restricted stock units	30,172	—	—	—	—	—
Vesting of stock options	—	—	67	—	—	67
Issuance of common stock under the Employee Stock Purchase Plan	36,414	—	620	—	—	620
Issuance of common stock and pre-funded warrants in the Public Offering, net of issuance costs of $13,875	9,920,987	10	216,159	—	—	216,169
Stock-based compensation	—	—	34,019	—	—	34,019
Net loss	—	—	—	—	(103,694)	(103,694)
Other comprehensive income	—	—	—	279	—	279
Balance - December 31, 2025	59,440,045	$59	$806,373	$334	$(347,166)	$459,600

See accompanying notes to consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(103,694)	$(89,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	263	317
Stock-based compensation	34,019	20,174
Non-cash lease expense	353	320
Amortization of premiums and discounts on marketable securities, net	(227)	424
Change in fair value of contingent value right liability	—	(873)
Loss on disposal of property and equipment	106	11
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(1,105)	(4,768)
Operating lease liabilities	(337)	(335)
Accounts payable	817	810
Accrued expenses and other liabilities	(496)	(248)
Net cash used in operating activities	(70,301)	(73,192)
Cash flows from investing activities:
Maturities of marketable securities	272,898	313,914
Purchases of marketable securities	(446,794)	(350,740)
Receipt of contingent value right milestone	—	10,000
Payment of contingent value right milestone, net of permitted deductions	—	(9,127)
Purchases of property and equipment	(158)	(44)
Proceeds from sale of property and equipment	213	—
Net cash used in investing activities	(173,841)	(35,997)
Cash flows from financing activities:
Proceeds from exercise of stock options	2,295	3,631
Proceeds from issuance of common stock under the Employee Stock Purchase Plan	620	651
Proceeds from issuance of common stock and pre-funded warrants in the Public Offering, net of issuance costs	216,169	—
Proceeds from issuance of common stock and pre-funded warrants in the Private Placement, net of issuance costs	—	89,695
Proceeds from issuance of common stock under the Sales Agreement, net of issuance costs	—	39,188
Payment of deferred offering costs	(217)	—
Net cash provided by financing activities	218,867	133,165
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,275)	23,976
Cash, cash equivalents and restricted cash at the beginning of the period	124,171	100,195
Cash, cash equivalents and restricted cash at the end of the period	$98,896	$124,171

Components of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$98,896	$124,117
Restricted cash	—	54
Total cash, cash equivalents and restricted cash	$98,896	$124,171

Supplemental disclosure of cash flow information:
Income taxes paid related to the contingent value right milestone	$—	$232

Supplemental disclosure of non-cash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$736	$—

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including a potential government shutdown, inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and conflict in the Middle East, including the Israel-Iran conflict, the imposition of various sanctions, trade restrictions, and tariffs by the United States and in other countries, and potential changes in political, regulatory, legal or economic conditions, including changes in government administration policy positions as a result of the current presidential administration, and public health emergencies/epidemics. The Company has established clinical trial sites in Israel, which may face enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these consolidated financial statements.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of December 31, 2025, the Company had an accumulated deficit of $347.2 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $462.6 million as of December 31, 2025 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the consolidated financial statements are issued.

On June 16, 2025, the Company closed an underwritten public offering (the “Public Offering”) of 9,920,987 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase 1,526,250 additional shares of its common stock, at a price to the public of $19.66 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,780,263 shares of its common stock at a price to the public of $19.659 per pre-funded warrant, which represents the per share public offering price of each share of the Company’s common stock less the $0.001 per share exercise price for each pre-funded warrant.

On June 23, 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock, from time to time, through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”). On August 13, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR (the “Automatic Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows the Company to undertake an indeterminate amount of equity and debt offerings. Concurrently with the filing of the Automatic Shelf Registration Statement, the Company’s prior shelf registration statement and prior prospectus supplement, which registered $200.0 million of common stock under the Company’s at-the-market program, were terminated, and the Company no longer had any common stock available for sale under the prior prospectus supplement.

On August 13, 2025, the Company filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. Following the filing of such prospectus supplement and the termination of the Company’s prior shelf registration statement and prior prospectus supplement, there was $200.0 million of common stock available for sale under the Sales Agreement. As of December 31, 2025 and 2024, there was $200.0 million and $160.0 million, respectively, of common stock available for sale under the Sales Agreement.

Refer to Note 9 for further discussion.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”).

Use of estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expense during the reporting period. The most significant estimates relate to stock-based compensation and accrued research and development costs. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. Actual results may differ from those estimates or assumptions.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of December 31, 2025 and 2024, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. Restricted cash arose from the requirement for the Company to maintain cash of $54,000 as collateral for a previously outstanding facility sublease. As of December 31, 2025 and 2024, $0 and $54,000 of restricted cash was reflected as current assets in the consolidated balance sheets, respectively.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of December 31, 2025, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Refer to Note 6 for further discussion.

Impairment of long-lived assets

The Company evaluates long-lived assets, which consist of laboratory equipment and computers, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No material impairment losses were recognized during the periods presented.

Leases

At the inception of a contractual arrangement, the Company determines whether the contract contains a lease by assessing whether there is an identified asset and whether the contract conveys the right to control the use of the identified asset in exchange for consideration over a period of time. If both criteria are met, the Company records the associated lease liability and corresponding right-of-use (“ROU”) asset upon commencement of the lease using the implicit rate or a discount rate based on a credit-adjusted secured borrowing rate commensurate with the term of the lease. Certain leases include renewal options at the lessee’s election, which are included when recording the lease if it is reasonably certain that the renewal option will be exercised. Operating lease assets represent a right to use an underlying asset for the lease term and operating lease liabilities represent an obligation to make lease payments arising from the lease. Operating lease liabilities with a term greater than one year and their corresponding ROU assets are recognized on the balance sheet at the commencement date of the lease based on the present value of lease payments over the expected lease term. Lease cost is recognized on a straight-line basis over the lease term and variable lease payments are recognized as operating expenses in the period in which the obligation for those payments is incurred. Variable lease payments primarily include common area maintenance, utilities, real estate taxes, insurance, and other operating costs that are passed on from the lessor in proportion to the space leased by the Company. The Company has elected the practical expedient not to separate between lease and non-lease components.

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

The Company applies a scenario-based method and weighs them based on the possible achievement of certain milestones for both the asset and liability recognized. The fair value measurements are based on significant inputs not observable in the market and thus represent a Level 3 measurement as defined in ASC 820, Fair Value Measurement. The estimated value of the CVR and milestone consideration are based upon available information and certain assumptions, which the Company’s management believes are reasonable under the circumstances.

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

The Company estimates clinical and preclinical study expenses based on the services performed pursuant to contracts with research institutions and clinical research organizations that conduct and manage preclinical studies and clinical trials on the Company’s behalf. In addition, clinical, preclinical, and non-clinical study materials are manufactured by contract manufacturing organizations. In accruing for these services, the Company estimates the time period over which services will be performed and the level of effort to be expended in each period. These estimates are based on communications with the third-party service providers and the Company’s estimates of accrued costs and on information available at each balance sheet date. If the actual timing of the performance of services or the level of effort varies from the estimate, the Company will adjust the accrual accordingly.

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

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a “more-likely-than-not” criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of December 31, 2025, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

Segments

The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The Company has determined that it operates in one operating segment as it only reports operating results on an aggregate basis to the CODM. The Company manages business activities on a consolidated basis and has not generated any operating revenue to date. Consolidated net income (loss) is the measure of segment profit or loss.

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

See Note 13 for segment financial information.

Comprehensive income (loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources, which includes net income (loss) and other comprehensive income (loss).

Other comprehensive income (loss) includes unrealized gains and losses on marketable securities, other than losses attributable to a credit loss, which are included in other income and expense. The Company’s only component of other comprehensive income (loss) is related to unrealized gains and losses on marketable securities.

Emerging growth company status

The Company ceased to be an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as of December 31, 2025. While the Company was an emerging growth company, it was permitted under the JOBS Act to delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards applied to private companies. The Company elected to use this extended transition period for complying with new or revised accounting standards that had different effective dates for public and private companies until it ceased to be an emerging growth company. As a result of no longer qualifying as an emerging growth company, the Company is no longer permitted to take advantage of the extended transition period for complying with new or revised accounting standards, and its financial statements are prepared in accordance with accounting standards applicable to public companies.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements. ASU 2023-07 expands public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the CODM and included within each reported measure of segment profit or loss, an amount and description of its composition for other segment items, and interim disclosures of a reportable segment’s profit or loss and assets. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 on December 31, 2024 and the interim requirements in the quarter ending March 31, 2025, as required, resulting in additional segment disclosures, including discussion of relevant financial data used by the CODM to assess segment performance and make decisions about resource allocation. See Note 2—Segments and Note 13—Segment Information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 improves the transparency and decision usefulness of income tax disclosures by requiring consistent categorization and greater disaggregation of information in the effective tax rate reconciliation and income taxes paid, disaggregated by jurisdiction. It also includes certain other amendments to improve the effectiveness of income tax disclosures. This guidance is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on December 31, 2025, as required, resulting in presentational changes to its income tax disclosures. See Note 11—Income Taxes, which includes retrospectively updated income tax disclosure presentations required by ASU 2023-09.

Accounting pronouncements not yet adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Updated and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. ASU 2023-06 was issued in response to the SEC’s August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact of this guidance, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

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

3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$98,146	$98,146	$—	$—
Marketable securities:
U.S. Treasury securities	363,725	363,725	—	—
Total	$461,871	$461,871	$—	$—

As of December 31, 2024	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury backed money market funds	$123,347	$123,347	$—	$—
Marketable securities:
U.S. Treasury securities	189,323	189,323	—	—
Total	$312,670	$312,670	$—	$—

CVR asset and liability

Upon the completion of the Merger in February 2023, the Company assessed the fair value of the payments to be made under the CVR Agreement to be zero as the Company had determined the payments were not probable. During the fourth quarter of 2023, the Company assessed the fair value of the first milestone under the asset purchase agreement at 100% based upon certain information received from the third-party indicating that the milestone was likely to be achieved in early 2024. As such, the Company estimated the fair value of the CVR asset and liability for this first milestone and recorded a $10.0 million CVR asset and $10.0 million CVR liability on its consolidated balance sheet as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone event as set forth in the asset purchase agreement had been achieved, and the Company received the $10.0 million milestone payment in April 2024. Pursuant to the terms of the CVR Agreement, the Company has 45 days from the end of the calendar quarter in which funds are received to deliver the milestone proceeds, net of permitted deductions, to the rights agent for distribution to the CVR holders. The Company assessed the permitted deductions under the terms of the CVR Agreement and concluded that such permitted deductions amounted to $0.9 million, and accordingly, the CVR liability was revalued to the net amount of $9.1 million. In August 2024, the Company paid $9.1 million to the rights agent for distribution to the CVR holders. The Company will continue to reassess the fair value of the second milestone as the assets are developed. As the second milestone event under this asset purchase agreement relates to the potential future commercialization of the assets, no value was attributed to this milestone, as its achievement was deemed improbable as of December 31, 2025 and 2024.

The following table is a reconciliation of the CVR liability (in thousands):

Balance at December 31, 2023	$10,000
Change in fair value upon remeasurement	(873)
Payment of CVR milestone, net of permitted deductions	(9,127)
Balance at December 31, 2024	$—
Balance at December 31, 2025	$—

4. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of December 31, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$307,970	$327	$(4)	$308,293
U.S. Treasury securities	1 - 2	55,421	20	(9)	55,432
Total		$363,391	$347	$(13)	$363,725

As of December 31, 2024	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$189,268	$101	$(46)	$189,323
Total		$189,268	$101	$(46)	$189,323

5. Leases

Facility lease

In September 2024, the Company entered into a non-cancellable operating lease (the “Lease”) with Crestview, LLC. Under the terms of the Lease, the Company will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. The Lease replaced the Company’s existing sublease for more space in the same location. There were no modifications to the Company’s prior sublease as a result of executing the Lease. The monthly base rent at commencement was $33,000, with a 50% rent abatement for the first month’s rent, and the monthly base rent will increase by 3.5% annually. The Company recorded an ROU asset and lease liability of $0.7 million related to the Lease upon commencement in January 2025. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of facilities operating expenses, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred.

The Company has one operating lease, as described above, with a remaining lease term of 1.0 year. The incremental borrowing rate used to calculate the ROU asset and lease liability was 8.3%, which was based on the Company’s estimated borrowing rate on a collateralized loan. As of December 31, 2025, the remaining ROU assets and lease liabilities under the Lease were $0.4 million and $0.4 million, respectively. As of December 31, 2024, the remaining ROU assets and lease liabilities under the former facility sublease were $0 due to the sublease reaching the end of its term.

As of December 31, 2025, the future minimum lease payments under the Lease were as follows (in thousands):

As of
December 31, 2025
Year ending December 31,
2026	$414
Thereafter	—
Total future minimum lease payments	414
Less: amount representing interest	(15)
Present value of lease liabilities	399
Less: current portion of lease liabilities	(399)
Lease liabilities, non-current	$—

Cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively. The Company recognized rent expense of $0.4 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively, and variable lease costs of $0.3 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively.

No impairment losses were recognized during the years ended December 31, 2025 and 2024.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of December 31,
	Life in Years	2025	2024
Laboratory equipment	5	$—	$1,113
Computer equipment	3	263	264
Property and equipment, gross		263	1,377
Less: accumulated depreciation		(229)	(919)
Property and equipment, net		$34	$458

Depreciation expense was $0.3 million and $0.3 million for the years ended December 31, 2025 and 2024, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of December 31,
	2025	2024
Accrued employee compensation costs	$4,295	$4,609
Accrued research and development costs	8,080	9,023
Lease liability	399	—
Accrued legal and professional fees	1,284	737
Other	351	204
Accrued expenses and other current liabilities	$14,409	$14,573

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its consolidated financial statements as of December 31, 2025 and 2024.

9. Common Stock

As of December 31, 2025 and 2024, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 59,440,045 and 48,936,459 shares were issued and outstanding, respectively. As of December 31, 2025 and 2024, there were 0 and 14,243 shares subject to repurchase, respectively. The liability related to shares subject to repurchase totaled $0 and $0.1 million as of December 31, 2025 and 2024, respectively, of which $0 were recorded as long-term liabilities as of December 31, 2025 and 2024.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through December 31, 2025.

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

On August 13, 2025, the Company filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. Following the filing of such prospectus supplement and the termination of the Company’s prior shelf registration statement and prior prospectus supplement, there was $200.0 million of common stock available for sale under the Sales Agreement. During the year ended December 31, 2025, there were no sales of common stock pursuant to the Sales Agreement. During the year ended December 31, 2024, the Company sold 1,526,610 shares of its common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions.

On March 21, 2024, the Company sold in a private placement (the “Private Placement”) 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants to purchase 1,071,505 shares of its common stock at a price of $13.999 per pre-funded warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of December 31, 2025, all of the pre-funded warrants related to the Private Placement remain unexercised and outstanding.

On June 16, 2025, the Company completed the Public Offering where it sold 9,920,987 shares of its common stock at a price to the public of $19.66 per share and pre-funded warrants to purchase 1,780,263 shares of its common stock at a price to the public of $19.659 per pre-funded warrant, resulting in aggregate gross proceeds of $230.0 million, before issuance costs of $13.9 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of December 31, 2025, all of the pre-funded warrants related to the Public Offering remain unexercised and outstanding.

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

The Company had the following shares of common stock reserved for future issuance:

	As of December 31,
	2025	2024
Issuance of common stock upon exercise of stock options	9,325,875	7,405,797
Issuance of common stock upon vesting of restricted stock units	76,973	76,145
Equity awards available for grant under equity plans	4,561,256	3,970,431
Shares available for issuance under the ESPP	723,754	760,168
Issuance of common stock upon exercise of pre-funded warrants	2,851,768	1,071,505
Total common stock reserved for future issuance	17,539,626	13,284,046

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of December 31, 2025, 4,561,256 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

2025 Inducement Equity Incentive Plan

Effective December 9, 2025, the Company’s board of directors adopted the 2025 Inducement Equity Incentive Plan (the “Inducement Plan”), which, subject to the adjustment provisions of the Inducement Plan, reserved 875,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to the applicable The Nasdaq Stock Market LLC’s (“Nasdaq”) Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, and its terms are substantially similar to the Company’s 2020 Plan, subject to modifications intended to comply with the Nasdaq inducement award and acquisition and merger exceptions. In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be granted to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted, in connection with a merger or acquisition. On December 11, 2025, the Company granted an option to purchase 875,000 shares of the Company’s common stock at an exercise price of $18.77 under the Inducement Plan to its Chief Executive Officer as an inducement award in connection with his commencement of employment. As of December 31, 2025, 0 shares of the Company’s common stock remained available for issuance under the Inducement Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. The number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of December 31, 2025, 723,754 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company issued 36,414 and 49,722 shares of its common stock under the ESPP during the years ended December 31, 2025 and 2024, respectively. The Company had an outstanding liability of $48,000 and $61,000 at December 31, 2025 and 2024, respectively, which is included in accrued expenses and other current liabilities on the consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of December 31, 2025, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price	Weighted-Average Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding - January 1, 2025	7,405,797	$13.55	7.9	$69,193
Options granted	3,718,635	21.29
Options exercised and vested	(530,256)	4.45
Options cancelled and forfeited	(1,268,301)	20.31
Outstanding - December 31, 2025	9,325,875	16.23	7.5	27,804
Exercisable - December 31, 2025	5,009,193	13.03	6.3	26,924
Vested and expected to vest - December 31, 2025	9,325,875	16.23	7.5	27,804

The aggregate intrinsic values presented in the table above were calculated as the difference between the fair value of the Company’s common stock and the exercise price of outstanding stock options that had strike prices below the fair value of the Company’s common stock. The total intrinsic values of exercised and vested stock options during the years ended December 31, 2025 and 2024 were $8.8 million and $13.0 million, respectively, and were calculated on the difference between the exercise price and the fair value of the Company’s common stock as of the exercise date.

The weighted-average grant date fair value of options granted during the years ended December 31, 2025 and 2024 were $15.36 and $11.81 per share, respectively.

As of December 31, 2025, total compensation cost not yet recognized related to unvested stock options was $54.2 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock units

Restricted stock units (“RSUs”) are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested - January 1, 2025	76,145	$14.26
Granted	31,000	22.47
Vested	(30,172)	14.95
Forfeited	—	—
Unvested - December 31, 2025	76,973	$17.30

As of December 31, 2025, total compensation cost not yet recognized related to unvested RSUs was $1.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development	$14,332	$10,044
General and administrative	19,687	10,130
Total stock-based compensation expense	$34,019	$20,174

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

Year Ended December 31,
Stock Options	2025	2024
Expected term (years)	5.3 - 6.1	5.3 - 6.1
Expected volatility	80% - 82%	82% - 84%
Risk-free interest rate	3.7% - 4.5%	3.6% - 4.6%
Expected dividend yield	—%	—%

	Year Ended December 31,
ESPP	2025	2024
Expected term (years)	0.5	0.5
Expected volatility	72% - 88%	73% - 75%
Risk-free interest rate	3.6% - 4.3%	4.3% - 5.4%
Expected dividend yield	—%	—%

11. Income Taxes

The Company’s losses before income taxes for the years ended December 31, 2025 and 2024 consist entirely of losses from domestic operations. For the year ended December 31, 2025, the Company did not record a provision for income taxes. For the year ended December 31, 2024, the Company had income taxes of $232,000 related to the Section 453A interest charge in connection with the CVR milestone payment, as discussed in Note 3.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2025	2024
Current:
Federal	$—	$168
State	—	64
Total current	—	232
Deferred:
Federal	—	—
State	—	—
Total deferred	—	—
Total income tax expense	$—	$232

	Year Ended December 31,
	2025	2024
Income taxes paid
Federal	$—	$156
State
Massachusetts	—	51
Other	—	2
Net taxes paid	$—	$209

As further described in Note 2, "Summary of Significant Accounting Policies," the Company has elected to retrospectively adopt the guidance in ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate of 21% to the Company’s effective income tax rate for the years ended December 31, 2025 and 2024 in accordance with the guidance in ASU 2023-09 (dollars in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	Amount	Percentage	Amount	Percentage
U.S. federal statutory tax rate	$(21,774)	21.0%	$(18,646)	21.0%
State and local income taxes, net of federal income tax benefit(1)	(223)	0.2%	(165)	0.2%
Foreign tax effects	—	0.0%	—	0.0%
Effect of changes in tax laws or rates enacted in current period	—	0.0%	—	0.0%
Effect of cross-border tax laws	—	0.0%	—	0.0%
Tax credits
Research and development tax credits	(2,634)	2.5%	(2,761)	3.1%
Change in valuation allowance	21,691	(20.9%)	18,552	(20.9%)
Nontaxable or nondeductible items
Limitation on executive compensation	4,099	(4.0%)	3,004	(3.4%)
Stock-based payment awards	(2,106)	2.0%	(747)	0.8%
Other	8	0.0%	(159)	0.2%
Changes in unrecognized tax benefits	952	(0.9%)	1,253	(1.4%)
Other	(13)	0.1%	(99)	0.1%
Effective tax rate	$—	(0.0%)	$232	(0.3%)

(1) State taxes in California for 2024 and 2025 made up the majority (greater than 50%) of the tax effect in this category.

Significant components of the Company’s deferred income taxes consist of the following (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Intangible asset basis differences	$33	$37
Net operating loss carryforwards	43,251	24,590
Tax credit carryforwards	6,396	4,005
Capitalized research and development costs	33,876	31,498
Stock-based compensation	7,670	2,421
Accruals and other expenses not currently deductible	1,036	1,196
Lease liability	112	—
Fixed asset basis differences	12	—
Total deferred tax assets	92,386	63,747
Deferred tax liabilities:
Fixed asset basis differences	—	(35)
Right-of-use asset	(108)	—
Total deferred tax liabilities	(108)	(35)
Valuation allowance	(92,278)	(63,712)
Net deferred tax assets	$—	$—

Realization of tax assets is dependent upon future earnings, the timing and amount of which are uncertain. Accordingly, the U.S. net deferred tax assets have been fully offset by a valuation allowance. The changes in the valuation allowance for the years ended December 31, 2025 and 2024 were $28.6 million and $20.9 million, respectively. The increase in deferred tax assets and valuation allowance during the current year was primarily related to the generation of net operating losses and the capitalization of research and development costs.

As of December 31, 2025 and 2024, the Company had federal net operating loss carryforwards of approximately $266.9 million and $203.5 million, respectively. The 2017 Tax Cuts and Jobs Act (“TCJA”) generally allows losses incurred after 2017 to be carried over indefinitely, but limits the net operating loss deduction to the lesser of the net operating loss carryover or 80% of a corporation’s taxable income (subject to Internal Revenue Code of 1986, as amended (“IRC”), Section 382). Additionally, there is no carryback for losses incurred after 2017. Losses incurred prior to 2018 are generally deductible to the extent of the lesser of a corporation’s net operating loss carryover or 100% of its taxable income and are available for twenty years from the period the loss was generated. The Company has federal net operating losses generated following 2017 of $258.9 million, which do not expire. The federal net operating losses generated prior to 2018 of $8.0 million will expire beginning in 2037.

As of December 31, 2025 and 2024, the Company had state net operating loss carryforwards of approximately $342.6 million and $265.8 million, respectively. The state net operating loss carryforwards will expire at various dates through 2045.

As of December 31, 2025 and 2024, the Company had federal research and development credit carryforwards of approximately $16.0 million and $13.4 million, respectively, which are available to offset future federal income tax liabilities and expire at various dates through 2045. As of December 31, 2025 and 2024, the Company had state research and development credit carryforwards of approximately $3.1 million and $2.3 million, respectively, which are available to reduce future state tax liabilities. The Company has California research and development credit carryforwards of approximately $2.3 million, which do not expire. The remaining state research and development credit carryforwards will expire at various dates through 2040.

Section 382 and Section 383, and corresponding provisions of state law, impose limitations on the use of net operating loss carryforwards when the stock ownership of one or more 5% stockholders (stockholders owning 5% or more of the Company’s outstanding capital stock) has increased on a cumulative basis by more than 50 percentage points. There is a risk of an ownership change beyond the control of the Company that could trigger a limitation of the use of the loss carryover. As of December 31, 2025, the Company has completed an analysis and determined ownership changes occurred under Section 382 in the past, including in 2023 due to the Merger. The Company’s deferred tax assets have been reduced by $0.9 million and $65.7 million of net operating loss carryforwards expected to expire unused due to the limitation for federal and state, respectively. The Company’s deferred tax assets have also been reduced by $8.8 million and $0.8 million of credit carryforwards expected to expire due to the limitation for federal and state, respectively. Additionally, in the future, the Company may experience ownership changes which, if they occur, could substantially limit its ability to utilize its net operating loss and other tax carryforwards. A full valuation allowance has been established against the deferred tax assets related to the Company’s net operating losses and tax credit carryforwards. Any future adjustments would be entirely offset by an adjustment to the valuation allowance.

The Company adopted the provisions of FASB ASC 740-10, Accounting for Uncertainty in Income Taxes, upon the date of incorporation. ASC 740-10 prescribes a comprehensive model for the recognition, measurement, presentation and disclosure in financial statements of any uncertain tax positions that have been taken or expected to be taken on a tax return. It is the Company’s policy to include penalties and interest expense related to income taxes as a component of its income tax expense, as necessary. As of December 31, 2025, the Company has not recognized any tax-related penalties or interest. As of December 31, 2025 and 2024, the gross unrecognized tax benefit was $34.5 million and $33.5 million, respectively, none of which if recognized would reduce the effective tax rate in a future period, due to the Company’s full valuation allowance on U.S. net deferred tax assets. The following table summarizes the changes to the Company’s unrecognized tax benefits (in thousands):

	As of December 31,
	2025	2024
Balance, beginning of the period	$33,455	$32,144
Change related to prior year positions	(6)	290
Change related to current year positions	1,020	1,021
Balance, end of the period	$34,469	$33,455

The Company has filed a U.S. federal income tax return and state tax returns in various states. The federal and state income tax returns are generally subject to examination for the tax years ended December 31, 2022 through the present. To the extent that the Company has tax attribute carryforwards, the tax year in which the attributes were generated may still be adjusted upon examination by the Internal Revenue Service or State taxing authorities to the extent utilized in a future period. The Company is not currently under examination by any tax authorities.

On July 4, 2025, the OBBBA was signed into law and introduced significant changes to U.S. income-tax legislation. Key provisions affecting the Company include (i) permanent immediate expensing of domestic research and experimental expenditures starting January 1, 2025, and (ii) 100 percent bonus depreciation for qualified property placed in service after January 19, 2025.

The Company has evaluated the current legislation at this time and prepared the provision by following the treatment of research and development expenditures for tax purposes under Section 174 and 174A. For domestic R&D costs incurred in tax years 2022–2024, the Company elected to continue amortizing the costs over its historical 5-year period under Section 174. For domestic R&D costs incurred in the current tax year under Section 174A, the Company is treating the costs as immediately deductible.

12. 401(k) Savings Plan

The Company has a defined-contribution savings plan under IRC Section 401(k). The 401(k) Plan covers all employees who meet the defined minimum age and service requirements and allows participants to make contributions based on their annual compensation, subject to certain limitations. For the years ended December 31, 2025 and 2024, the Company made 401(k) matching contributions of $0.6 million and $0.4 million, respectively.

13. Segment Information

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows (in thousands):

	Year Ended December 31,
	2025	2024
Research and development:
External expenses
ELVN-001	$23,162	$15,402
ELVN-002	15,713	28,488
Other (1)	12,403	10,534
Internal expenses
Salaries and benefits	17,432	13,838
Stock-based compensation	14,332	10,044
Facilities, laboratory supplies and other (2)	2,814	2,472
Total research and development expenses	85,856	80,778
General and administrative:
Salaries and benefits	5,158	5,207
Stock-based compensation	19,687	10,130
Other (3)	8,957	8,439
Total general and administrative expenses	33,802	23,776
Total operating expenses	119,658	104,554
Other income (expense), net	15,964	15,530
Net loss	$(103,694)	$(89,024)

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

14. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(103,694)	$(89,024)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	56,667,984	47,117,384
Less: weighted-average unvested common stock issued upon early exercise of common stock options	(3,758)	(43,349)
Less: weighted-average unvested restricted shares of common stock	—	(1,503)
Weighted-average shares used to compute net loss per common share, basic and diluted	56,664,226	47,072,532
Net loss per share, basic and diluted	$(1.83)	$(1.89)

Outstanding pre-funded warrants to purchase 2,851,768 and 1,071,505 shares of the Company’s common stock as of December 31, 2025 and 2024, respectively, were used in the calculation of the weighted-average common shares outstanding for the corresponding periods presented above.

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

	As of December 31,
	2025	2024
Stock options outstanding	9,325,875	7,405,797
Unvested restricted stock units	76,973	76,145
ESPP shares pending issuance	3,702	3,179
Total	9,406,550	7,485,121

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2025, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our principal executive officer and principal financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established for “non-accelerated filers” set forth in Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On October 10, 2025, Anish Patel, Pharm.D, our Chief Operating Officer and, until February 12, 2026, an officer as defined in Rule 16a-1(f), as trustee for The Patel/Dong Family Trust, dated August 24, 2017, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 230,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 8, 2027, or earlier if all transactions under the trading arrangement are completed.

On October 19, 2025, Helen Collins, M.D., our Chief Medical Officer and an officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 200,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until February 16, 2028, or earlier if all transactions under the trading arrangement are completed.

On December 30, 2025, Joseph P. Lyssikatos, our Chief Scientific Officer and, until February 12, 2026, an officer as defined in Rule 16a-1(f), as trustee for The Lyssikatos Revocable Trust, dated December 15, 2011, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 150,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until April 29, 2027, or earlier if all transactions under the trading arrangement are completed.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2025, and is incorporated herein by reference.

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

Item 16. Form 10-K Summary.

None.

Exhibit Index

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

1.1	Open Market Sale AgreementSM, dated June 23, 2023, by and between Enliven Therapeutics, Inc. and Jefferies LLC	8-K	001-39247	1.1	June 26, 2023
2.1	Agreement and Plan of Merger, dated as of October 13, 2022, by and among Imara Inc., Iguana Merger Sub, Inc. and Enliven Therapeutics, Inc.	8-K	001-39247	2.1	October 13, 2022
3.1	The Company's Restated Certificate of Incorporation, as amended June 18, 2024	10-Q	001-39247	3.1	August 13, 2024
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-39247	3.2	March 16, 2020
4.1	Specimen Common Stock Certificate of the Registrant	S-3	333-272909	4.1	June 23, 2023
4.2	Description of the Registrant’s Securities	10-K	001-39247	4.2	March 14, 2024
4.3	Form of Pre-Funded Warrant	8-K	001-39247	4.1	March 19, 2024
4.4	Form of Pre-Funded Warrant	8-K	001-39247	4.1	June 16, 2025
10.1*	Contingent Value Rights Agreement between the Company and Rights Agent	8-K	001-39247	10.1	March 1, 2023
10.2+	Amended and Restated 2020 Equity Incentive Plan	8-K	001-39247	10.1	June 18, 2024
10.3+	2020 Employee Stock Purchase Plan	10-K	001-39247	10.3	March 14, 2024
10.4+	Rahul Ballal Separation Agreement, dated February 23, 2023	8-K	001-39247	10.6	March 1, 2023
10.5+*	Sam Kintz Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.6	March 14, 2024
10.6+*	Helen Collins Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.7	March 14, 2024
10.7+*	Benjamin Hohl Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.8	March 14, 2024
10.8+*	Joseph Lyssikatos Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.9	March 14, 2024
10.9+*	Anish Patel Confirmatory Employment Letter, as amended and restated February 29, 2024	10-K	001-39247	10.10	March 14, 2024
10.10+#*	Richard Fair Offer Letter, effective December 11, 2025	8-K	001-39247	10.1	December 11, 2025
10.11+	Sam Kintz Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.11	March 14, 2024
10.12+	Helen Collins Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.12	March 14, 2024
10.13+	Benjamin Hohl Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.13	March 14, 2024
10.14+	Joseph Lyssikatos Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.14	March 14, 2024
10.15+	Anish Patel Change in Control and Severance Agreement, as amended and restated February 29, 2024	10-K	001-39247	10.15	March 14, 2024
10.16+#*†	Sam Kintz Transition Agreement and Release, effective December 10, 2025				Filed herewith
10.17+	Richard Fair Change in Control and Severance Agreement, effective December 11, 2025	8-K	001-39247	10.2	December 11, 2025
10.18+	Outside Director Compensation Policy, as amended January 1, 2026				Filed herewith
10.19+	Form of Indemnification Agreement of the Company	8-K	001-39247	10.16	March 1, 2023
10.20+	Enliven 2019 Equity Incentive Plan, as amended, including forms of agreements thereunder	S-4	333-268300	10.2	November 10, 2022
10.21+	Employee Incentive Compensation Plan	8-K	001-39247	10.18	March 1, 2023
10.22+	Enliven Therapeutics, Inc. 2025 Inducement Equity Incentive Plan and related form of stock option agreement	8-K	001-39247	10.3	December 11, 2025

10.23	Securities Purchase Agreement, dated March 19, 2024, by and among the Company and the Purchasers named therein	8-K	001-39247	10.1	March 19, 2024
10.24+	Form of Stock Option Agreement under the Registrant’s Amended and Restated 2020 Equity Incentive Plan				Filed herewith
10.25+	Form of Restricted Stock Unit Agreement under the Registrant’s Amended and Restated 2020 Equity Incentive Plan				Filed herewith
19.1	Insider Trading Policy				Filed herewith
21.1	List of Subsidiaries of Enliven Therapeutics, Inc.				Filed herewith
23.1	Consent of Independent Registered Public Accounting Firm				Filed herewith
24.1	Power of Attorney (included on the signature page to this Annual Report on Form 10-K)				Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
97.1	Compensation Recovery Policy	10-K	001-39247	97.1	March 14, 2024
101.INS	INLINE XBRL Instance Document				Furnished herewith
101.SCH	INLINE XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

+	Management contract or compensatory plan.
#

Certain exhibits or schedules to this exhibit have been omitted in compliance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

*	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(a)(6).
†

Certain confidential information contained in this document, marked by [†††], has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

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

ENLIVEN THERAPEUTICS, INC.

Date: March 3, 2026	By:	/s/ Richard Fair
Richard Fair
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Fair and Benjamin Hohl as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities (including his capacity as a director and/or officer of Enliven Therapeutics, Inc.) to sign any or all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they, he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their, his, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard Fair	President, Director, and Chief Executive Officer	March 3, 2026
Richard Fair	(Principal Executive Officer)

/s/ Benjamin Hohl	Chief Financial Officer	March 3, 2026
Benjamin Hohl	(Principal Financial and Accounting Officer)

/s/ Richard Heyman	Chairman of the Board of Directors and	March 3, 2026
Richard Heyman, Ph.D.	Director

/s/ Rahul Ballal	Director	March 3, 2026
Rahul Ballal, Ph.D.

/s/ Jacob Bauer	Director	March 3, 2026
Jacob Bauer

/s/ Mika Derynck	Director	March 3, 2026
Mika Derynck, M.D.

/s/ Scott Garland	Director	March 3, 2026
Scott Garland

/s/ Rishi Gupta	Director	March 3, 2026
Rishi Gupta, J.D.

/s/ Lori Kunkel	Director	March 3, 2026
Lori Kunkel, M.D.