Form 10-Q
period 2026-03-31
Enliven Therapeutics, Inc.
filed 2026-05-07
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2026, the registrant had 60,904,946 shares of common stock, $0.001 par value per share, outstanding.

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
•
our development of a companion diagnostic in connection with the regulatory approval of any of our product candidates, if required;
•
expectations regarding potential for accelerated approval or other expedited regulatory designation;
•
our competitive position and the success of competing therapies that are or may become available and the ability of our product candidates to compete with such competing therapies;
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

•
our expectations regarding conditions and risks related to government shutdowns, impact of instability in the banking and financial services sector and other macroeconomic trends;
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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$132,184	$98,896
Marketable securities	320,217	363,725
Prepaid expenses and other current assets	10,736	12,257
Total current assets	463,137	474,878
Property and equipment, net	20	34
Operating lease right-of-use assets	290	383
Deferred offering costs	217	217
Other long-term assets	1,188	656
Total assets	$464,852	$476,168
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$1,640	$2,159
Accrued expenses and other current liabilities	9,847	14,409
Total current liabilities	11,487	16,568
Total liabilities	11,487	16,568
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 100,000,000; issued and outstanding shares - 60,889,655 and 59,440,045 at March 31, 2026 and December 31, 2025, respectively	61	59
Additional paid-in capital	824,479	806,373
Accumulated other comprehensive (loss) income	(382)	334
Accumulated deficit	(370,793)	(347,166)
Total stockholders’ equity	453,365	459,600
Total liabilities and stockholders' equity	$464,852	$476,168

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Operating expenses:
Research and development	$20,687	$24,895
General and administrative	7,136	6,798
Total operating expenses	27,823	31,693
Loss from operations	(27,823)	(31,693)
Other income (expense), net
Interest income	4,196	3,196
Other expense	—	(47)
Total other income (expense), net	4,196	3,149
Net loss	(23,627)	(28,544)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(716)	(71)
Comprehensive loss	$(24,343)	$(28,615)
Net loss per share, basic and diluted	$(0.38)	$(0.57)
Weighted-average shares outstanding, basic and diluted	62,799,326	50,051,283

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2025	48,936,459	$49	$553,213	$55	$(243,472)	$309,845
Exercise of common stock options	91,915	—	234	—	—	234
Vesting of restricted stock units	10,356	—	—	—	—	—
Vesting of stock options	—	—	33	—	—	33
Stock-based compensation	—	—	6,799	—	—	6,799
Net loss	—	—	—	—	(28,544)	(28,544)
Other comprehensive loss	—	—	—	(71)	—	(71)
Balance - March 31, 2025	49,038,730	$49	$560,279	$(16)	$(272,016)	$288,296

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2026	59,440,045	$59	$806,373	$334	$(347,166)	$459,600
Exercise of common stock options	1,435,253	2	10,709	—	—	10,711
Vesting of restricted stock units	14,357	—	—	—	—	—
Stock-based compensation	—	—	7,397	—	—	7,397
Net loss	—	—	—	—	(23,627)	(23,627)
Other comprehensive loss	—	—	—	(716)	—	(716)
Balance - March 31, 2026	60,889,655	$61	$824,479	$(382)	$(370,793)	$453,365

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(23,627)	$(28,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	14	74
Stock-based compensation	7,397	6,799
Noncash lease expense	93	85
Amortization of premiums and discounts on marketable securities, net	266	(45)
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	1,647	(152)
Operating lease liabilities	(97)	(69)
Accounts payable	(519)	220
Accrued expenses and other liabilities	(4,465)	(2,495)
Net cash used in operating activities	(19,291)	(24,127)
Cash flows from investing activities:
Maturities of marketable securities	108,363	60,672
Purchases of marketable securities	(65,837)	(59,225)
Purchases of property and equipment	—	(20)
Net cash provided by investing activities	42,526	1,427
Cash flows from financing activities:
Proceeds from exercise of stock options	10,053	234
Net cash provided by financing activities	10,053	234
Net increase (decrease) in cash, cash equivalents and restricted cash	33,288	(22,466)
Cash, cash equivalents and restricted cash at the beginning of the period	98,896	124,171
Cash, cash equivalents and restricted cash at the end of the period	$132,184	$101,705

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$736
Receivables from stock option exercises included in prepaid expenses and other current assets	$658	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business and Liquidity

Business

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware on June 12, 2019. Enliven Therapeutics, Inc. (formerly, Imara Inc.) (the “Company”) is headquartered in Boulder, Colorado. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. The Company aims to address existing and emerging unmet needs with a precision medicine approach that improves survival and enhances overall well-being. Its discovery process combines deep insights into clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs.

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

The Company continues to closely monitor macroeconomic and geopolitical developments, including conditions and risks related to government shutdowns, inflation, instability in the banking and financial services sector, tightening of the credit markets, the Russia-Ukraine conflict and conflicts in the Middle East (including the Iran conflict), the imposition of various sanctions, trade restrictions, and tariffs by the United States or other countries, and potential changes in political, regulatory, legal or economic conditions, including changes in government administration policy positions, and public health emergencies/epidemics. The Company has established clinical trial sites in Israel, which may face recruitment, enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient recruitment and enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. The extent of the impact of these developments on the Company’s business, operations and research and development timelines and plans remains uncertain and will depend on numerous factors, including the impact, if any, on the Company’s personnel, responses of governmental entities, and the responses of third parties, such as contract research organizations, contract manufacturing organizations and other third parties with whom the Company does business. Any prolonged material disruption to the Company’s employees or suppliers could adversely impact the Company’s development activities, financial condition and results of operations, including its ability to obtain financing. The Company is monitoring the potential impact of these developments on its business and consolidated financial statements. To date, the Company has not experienced material business disruptions or incurred impairment losses in the carrying values of its assets as a result of these developments, and it is not aware of any specific related event or circumstance that would require it to revise its estimates reflected in these condensed consolidated financial statements.

Liquidity considerations

In order to complete the development of the Company’s product candidates and to build the sales, marketing, medical and distribution infrastructure that the Company believes will be necessary to commercialize its product candidates, if approved, the Company will require substantial additional capital. Until the Company can generate a sufficient amount of revenue from the commercialization of its product candidates, the Company may seek to raise any necessary additional capital through equity or debt financings, loans or other capital sources, which could include income from collaborations, partnerships or other marketing, distribution, licensing or other strategic arrangements with third parties, or from grants. While the Company has been able to raise capital to fund its operations to-date, there can be no assurance that the Company will be able to raise additional capital in the future on favorable terms, or at all. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, the Company is unable to estimate the exact amount and timing of its capital requirements. The Company does not expect to generate any meaningful revenue unless and until the Company obtains regulatory approval of and commercializes any of its product candidates, and the Company does not know when, or if, that will occur.

The Company has incurred significant losses and negative cash flows from operations since inception. As of March 31, 2026, the Company had an accumulated deficit of $370.8 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $452.4 million as of March 31, 2026 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

On June 23, 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock, from time to time, through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”). On August 13, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR (the “Automatic Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows the Company to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, the Company also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. As of March 31, 2026 and December 31, 2025, there was $200.0 million of common stock available for sale under the Sales Agreement.

Refer to Note 9 for further discussion.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three months ended March 31, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2026. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of March 31, 2026 and December 31, 2025, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. As of March 31, 2026 and December 31, 2025, the Company had no restricted cash.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of March 31, 2026, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Refer to Note 6 for further discussion.

Impairment of long-lived assets

The Company evaluates long-lived assets, which primarily consist of computer equipment, for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No material impairment losses were recognized during the periods presented.

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

Stock-based compensation

The Company measures and records the expense related to stock-based payment awards based on the estimated grant-date fair value of those awards. The Company uses the Black-Scholes option pricing model to determine the fair value of the stock-based awards. The Black-Scholes option pricing model requires the Company to make assumptions and judgments about the variables used in the calculations, including the expected term, expected volatility of its common stock, risk-free interest rate and expected dividend yield. The Company recognizes stock-based compensation expense for service-based awards over the requisite service period on a straight-line basis for stock-based awards to employees, non-employees and directors, including grants of stock options and other stock-based awards. As the stock-based compensation is based on awards ultimately expected to vest, it is reduced by forfeitures, which the Company accounts for as they occur. For awards with performance-based and service-based vesting conditions, stock-based compensation expense is recognized when it is probable that the performance condition will be achieved. The Company assesses the probability of achieving the performance conditions at the end of each reporting period.

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

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of March 31, 2026, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

The Company was previously a “smaller reporting company.” Based on the market value of its common stock held by non-affiliates exceeding $700.0 million as of June 30, 2025, the Company is no longer eligible to qualify as a smaller reporting company beginning with this Form 10-Q for the first fiscal quarter of 2026 but will remain a non-accelerated filer through 2026.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope and application of interim reporting guidance and introduces a principle requiring entities to disclose material events and changes that occur since the most recent annual reporting period. ASU 2025-11 also consolidates existing interim disclosure requirements into a single location within the ASC to improve accessibility and consistency. The amendments in this update are effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements and disclosures.

3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of March 31, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury-backed money market funds	$131,435	$131,435	$—	$—
Marketable securities:
U.S. Treasury securities	320,217	320,217	—	—
Total	$451,652	$451,652	$—	$—

As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury-backed money market funds	$98,146	$98,146	$—	$—
Marketable securities:
U.S. Treasury securities	363,725	363,725	—	—
Total	$461,871	$461,871	$—	$—

CVR asset and liability

During the fourth quarter of 2023, based on information received from the third-party developing the assets indicating that the first milestone under the asset purchase agreement was likely to be achieved, the Company recorded a $10.0 million CVR asset and corresponding CVR liability as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone had been achieved, and the Company received the $10.0 million milestone payment in April 2024. In August 2024, the Company remitted $9.1 million, net of permitted deductions of $0.9 million, to the rights agent for distribution to the CVR holders. The Company will continue to reassess the fair value of the second milestone as the assets are developed. As the second milestone event under this asset purchase agreement relates to the potential future commercialization of the assets, no value was attributed to this milestone, as its achievement was deemed improbable as of March 31, 2026 and December 31, 2025.

4. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of March 31, 2026	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$246,284	$39	$(131)	$246,192
U.S. Treasury securities	1 - 2	74,315	—	(290)	74,025
Total		$320,599	$39	$(421)	$320,217

As of December 31, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$307,970	$327	$(4)	$308,293
U.S. Treasury securities	1 - 2	55,421	20	(9)	55,432
Total		$363,391	$347	$(13)	$363,725

5. Leases

Operating leases

In September 2024, the Company entered into a non-cancellable operating lease (the "Boulder Lease") with Crestview, LLC in Boulder, Colorado. Under the terms of the Boulder Lease, the Company will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. The monthly base rent at commencement was $33,000, with a 50% rent abatement for the first month’s rent, and the monthly base rent will increase by 3.5% annually. The Company recorded an ROU asset and lease liability of $0.7 million related to the Boulder Lease upon commencement in January 2025. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of facilities operating expenses, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred.

In April 2026, the Company entered into a non-cancellable operating lease (the “Bay Area Lease”) with JSR Karp 7, LP for its new headquarters in Burlingame, California. The Bay Area Lease provides for approximately 7,200 square feet of office space with a lease term from June 1, 2026 through May 31, 2029. Monthly base rent will commence at approximately $41,000 and increase by 3.0% annually thereafter. The Bay Area Lease had not commenced as of March 31, 2026; accordingly, no ROU asset or lease liability has been recognized.

As of March 31, 2026, the Company has one active operating lease, the Boulder Lease, with a remaining lease term of 0.8 years. The incremental borrowing rate used to calculate the ROU asset and lease liability was 8.3%, which was based on the Company's estimated borrowing rate on a collateralized loan. As of March 31, 2026, the remaining ROU assets and lease liabilities under the Boulder Lease were $0.3 million and $0.3 million, respectively. As of December 31, 2025, the remaining ROU assets and lease liabilities under the Boulder Lease were $0.4 million and $0.4 million, respectively.

As of March 31, 2026, the future minimum lease payments under the Boulder Lease were as follows (in thousands):

As of
March 31, 2026
Year ending December 31,
2026 (remaining nine months)	$311
Thereafter	—
Total future minimum lease payments	311
Less: amount representing interest	(9)
Present value of lease liabilities	302
Less: current portion of lease liabilities	(302)
Lease liabilities, non-current	$—

Cash paid for amounts included in the measurement of operating lease liabilities was $104,000 and $83,000 for the three months ended March 31, 2026 and 2025, respectively. The Company recognized rent expense of $100,000 and $100,000 for the three months ended March 31, 2026 and 2025, respectively.

No impairment losses were recognized during the three months ended March 31, 2026 and 2025.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	Estimated Useful	As of	As of
	Life in Years	March 31, 2026	December 31, 2025
Computer equipment	3	$263	$263
Less: accumulated depreciation		(243)	(229)
Property and equipment, net		$20	$34

Depreciation expense was $14,000 and $74,000 for the three months ended March 31, 2026 and 2025, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	March 31, 2026	December 31, 2025
Accrued employee compensation costs	$2,263	$4,295
Accrued research and development costs	6,193	8,080
Lease liability	302	399
Accrued legal and professional fees	982	1,284
Other	107	351
Accrued expenses and other current liabilities	$9,847	$14,409

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of March 31, 2026 and December 31, 2025.

9. Common Stock

As of March 31, 2026 and December 31, 2025, the Company’s Amended and Restated Certificate of Incorporation authorized the Company to issue 100,000,000 shares of $0.001 par value common stock, of which 60,889,655 and 59,440,045 shares were issued and outstanding, respectively.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through March 31, 2026.

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time. On August 13, 2025, the Company filed the Automatic Shelf Registration Statement with the SEC that allows the Company to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, the Company also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. During the three months ended March 31, 2026, and the year ended December 31, 2025, there were no sales of common stock pursuant to the Sales Agreement.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants to purchase 1,071,505 shares of its common stock at a price of $13.999 per pre-funded warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of March 31, 2026, all of the pre-funded warrants related to the Private Placement remain unexercised and outstanding.

On June 16, 2025, the Company completed the Public Offering where it sold 9,920,987 shares of its common stock at a price to the public of $19.66 per share and pre-funded warrants to purchase 1,780,263 shares of its common stock at a price to the public of $19.659 per pre-funded warrant, resulting in aggregate gross proceeds of $230.0 million, before issuance costs of $13.9 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of March 31, 2026, all of the pre-funded warrants related to the Public Offering remain unexercised and outstanding.

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

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	March 31, 2026	December 31, 2025
Issuance of common stock upon exercise of stock options	9,691,203	9,325,875
Issuance of common stock upon vesting of restricted stock units	323,008	76,973
Equity awards available for grant under equity plans	5,175,085	4,561,256
Shares available for issuance under the ESPP	723,754	723,754
Issuance of common stock upon exercise of pre-funded warrants	2,851,768	2,851,768
Total common stock reserved for future issuance	18,764,818	17,539,626

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of March 31, 2026, 5,175,085 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

2025 Inducement Equity Incentive Plan

Effective December 9, 2025, the Company’s board of directors adopted the 2025 Inducement Equity Incentive Plan (the “Inducement Plan”), which, subject to the adjustment provisions of the Inducement Plan, reserved 875,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to the applicable The Nasdaq Stock Market LLC’s (“Nasdaq”) Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, and its terms are substantially similar to the Company’s 2020 Plan, subject to modifications intended to comply with the Nasdaq inducement award and acquisition and merger exceptions. In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be granted to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted, in connection with a merger or acquisition. As of March 31, 2026, 0 shares of the Company’s common stock remained available for issuance under the Inducement Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. The number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of March 31, 2026, 723,754 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company did not issue any shares of its common stock under the ESPP during the three months ended March 31, 2026 and 2025. The Company had an outstanding liability of $226,000 and $48,000 at March 31, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of March 31, 2026, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2026	9,325,875	$16.23
Options granted	1,917,295	26.03
Options exercised	(1,435,253)	7.46
Options cancelled and forfeited	(116,714)	21.74
Outstanding - March 31, 2026	9,691,203	$19.40

During the three months ended March 31, 2026, the Company granted a performance-based stock option award to purchase 200,000 shares of its common stock with an exercise price of $27.16 per share, which is included in the options granted and related weighted-average exercise price in the table above. The award vests upon the achievement of specified development milestones related to current preclinical programs and continued service. As of March 31, 2026, the performance conditions were not considered probable, and accordingly, no stock-based compensation expense has been recognized related to this award. As a result, the performance-based award is excluded from total unrecognized stock-based compensation cost as of March 31, 2026.

As of March 31, 2026, total compensation cost not yet recognized related to unvested stock options was $78.0 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2026	76,973	$17.30
Granted	262,240	27.16
Vested	(14,357)	19.02
Forfeited	(1,848)	27.16
Unvested - March 31, 2026	323,008	$25.17

As of March 31, 2026, total compensation cost not yet recognized related to unvested RSUs was $7.9 million, which is expected to be recognized over a weighted-average period of 3.6 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$4,158	$3,448
General and administrative	3,239	3,351
Total stock-based compensation expense	$7,397	$6,799

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

	Three Months Ended March 31,
Stock Options	2026	2025
Expected term (years)	5.5 - 6.5	5.3 - 6.1
Expected volatility	80% - 82%	81%
Risk-free interest rate	3.8% - 3.9%	4.0% - 4.5%
Expected dividend yield	—%	—%

Three Months Ended March 31,
ESPP	2026	2025
Expected term (years)	N/A	N/A
Expected volatility	N/A	N/A
Risk-free interest rate	N/A	N/A
Expected dividend yield	N/A	N/A

11. Segment Information

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development:
External expenses
ELVN-001	$7,782	$4,994
ELVN-002	1,134	8,127
Other (1)	2,679	3,376
Internal expenses
Salaries and benefits	4,471	4,259
Stock-based compensation	4,158	3,448
Facilities, laboratory supplies and other (2)	463	691
Total research and development expenses	20,687	24,895
General and administrative:
Salaries and benefits	2,192	1,366
Stock-based compensation	3,239	3,351
Other (3)	1,705	2,081
Total general and administrative expenses	7,136	6,798
Total operating expenses	27,823	31,693
Other income (expense), net	4,196	3,149
Net loss	$(23,627)	$(28,544)

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

12. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(23,627)	$(28,544)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	62,799,326	50,061,867
Less: weighted-average unvested common stock issued upon early exercise of common stock options	—	(10,584)
Weighted-average shares used to compute net loss per common share, basic and diluted	62,799,326	50,051,283
Net loss per share, basic and diluted	$(0.38)	$(0.57)

Outstanding pre-funded warrants to purchase 2,851,768 and 1,071,505 shares of the Company's common stock as of March 31, 2026 and 2025, respectively, were used in the calculation of the weighted-average common shares outstanding for the corresponding periods presented above.

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

	As of March 31,
	2026	2025
Stock options outstanding	9,691,203	9,762,370
Unvested restricted stock units	323,008	96,789
ESPP shares pending issuance	15,490	17,207
Total	10,029,701	9,876,366

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

The following table summarizes our clinical programs:

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware in June 2019, and we are headquartered in Boulder, Colorado. We devote substantially all of our resources to research and development activities of our breakpoint cluster region – Abelson (“BCR-ABL”) program and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $90.0 million, and in June 2025, we completed an underwritten public offering (the "Public Offering") where we sold common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $230.0 million. Through March 31, 2026, we have sold shares of our common stock pursuant to the Sales Agreement (as defined below) and received gross proceeds of $40.0 million. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $452.4 million. Based on our current operating plan, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of March 31, 2026, we had an accumulated deficit of $370.8 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $103.7 million and $89.0 million for the years ended December 31, 2025 and 2024, respectively, and $23.6 million for the three months ended March 31, 2026. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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
•
establish a sales, marketing, medical and distribution infrastructure to commercialize any approved product candidates;
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

Macroeconomic and Geopolitical Developments

We are monitoring macroeconomic and geopolitical developments, such as conditions and risks related to government shutdowns, inflation, instability in the banking and financial sector, tightening of the credit markets, the Russia-Ukraine conflict, conflicts in the Middle East (including the Iran conflict), the imposition of various sanctions and tariffs by the United States or other countries, public health emergencies/epidemics, and changes in government administration policy positions, so that we may be prepared to react to new developments as they arise.

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
•
successful patient recruitment, enrollment in, and the initiation and completion of, clinical trials;
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

•
patient recruitment and enrollment, which could be delayed due to the approval of new drugs for the same indications that may compete with our product candidates during clinical trials, for example, Scemblix (asciminib), which may lead to reduced market acceptance of our product candidates if our product candidates are approved;
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
•
the impact of any supply chain disruptions resulting from macroeconomic or geopolitical situations, including due to any public health emergency, health epidemic (including COVID-19) or other outbreaks, the Russia-Ukraine conflict, conflicts in the Middle East (including the Iran conflict), national security concerns and related legislation related to business operations in China and other countries and changes in government administration policy positions as a result of the current presidential administration; and
•
obtaining, maintaining, defending and enforcing patent claims and other intellectual property rights.

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

Results of Operations

Comparison of the three months ended March 31, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating expenses:
Research and development	$20,687	$24,895
General and administrative	7,136	6,798
Total operating expenses	27,823	31,693
Loss from operations	(27,823)	(31,693)
Other income (expense), net	4,196	3,149
Net loss	$(23,627)	$(28,544)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
External expenses:
ELVN-001	$7,782	$4,994
ELVN-002	1,134	8,127
Other	2,679	3,376
Total external expenses	11,595	16,497
Internal expenses:
Employee related expenses	8,629	7,707
Facilities, laboratory supplies and other	463	691
Total internal expenses	9,092	8,398
Total research and development expenses	$20,687	$24,895

Research and development expenses were $20.7 million for the three months ended March 31, 2026 compared to $24.9 million for the three months ended March 31, 2025, a decrease of $4.2 million. The decrease was due to lower external research and development costs, driven by a decrease of $7.0 million in ELVN-002 costs due to our decision not to pursue further development of the program and $0.7 million in other external costs mainly related to lower research costs, partially offset by an increase of $2.8 million in ELVN-001 costs due to clinical progression. This decrease was partially offset by higher internal research and development costs, consisting of $0.7 million in stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $7.1 million for the three months ended March 31, 2026 compared to $6.8 million for the three months ended March 31, 2025, an increase of $0.3 million. The increase was driven by higher salaries and benefits of $0.8 million, partially offset by lower consulting costs of $0.3 million and lower other costs of $0.2 million.

Other Income (Expense), Net

Other income was $4.2 million for the three months ended March 31, 2026 compared to $3.1 million for the three months ended March 31, 2025, an increase of $1.1 million. The increase was driven by higher interest income due to a higher investment balance net of lower interest rates.

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

On June 23, 2023, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which we may offer and sell shares of our common stock, from time to time, through the Sales Agent, in such share amounts as we may specify by notice to the Sales Agent, in accordance with the terms and conditions set forth in the Sales Agreement. On August 13, 2025, we filed an automatic shelf registration statement on Form S-3ASR (the “Automatic Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows us to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, we also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of our common stock under the Sales Agreement. Through March 31, 2026, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of

$40.0 million. As of March 31, 2026 and December 31, 2025, there was $200.0 million of our common stock available for sale under the Sales Agreement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our BCR-ABL and HER2 programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. As of March 31, 2026, we had cash, cash equivalents and marketable securities of $452.4 million.

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
•
establish a sales, marketing, medical and distribution infrastructure to commercialize any approved product candidates;
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
•
the cost of patient enrollment and recruitment for existing clinical trials and any additional clinical trials;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(19,291)	$(24,127)
Net cash provided by investing activities	42,526	1,427
Net cash provided by financing activities	10,053	234
Net increase (decrease) in cash, cash equivalents and restricted cash	$33,288	$(22,466)

Cash Flows from Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026 was $19.3 million. This consisted of a net loss of $23.6 million and net cash outflows from changes in our operating assets and liabilities of $3.4 million (mainly due to a decrease in accounts payable and accrued expenses and other liabilities and an increase in prepaids and other assets), partially offset by noncash charges for stock-based compensation of $7.4 million and other noncash charges of $0.3 million.

Net cash used in operating activities during the three months ended March 31, 2025 was $24.1 million. This consisted of a net loss of $28.5 million and net cash outflows from changes in our operating assets and liabilities of $2.5 million (mainly due to a net decrease in accounts payable and accrued expenses and other liabilities), partially offset by noncash charges for stock-based compensation of $6.8 million and other noncash charges of $0.1 million.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 was $42.5 million. This consisted of proceeds from maturities of marketable securities of $108.4 million, partially offset by cash used to purchase marketable securities of $65.8 million.

Net cash provided by investing activities during the three months ended March 31, 2025 was $1.4 million. This consisted of proceeds from maturities of marketable securities of $60.7 million, partially offset by cash used to purchase marketable securities of $59.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026 was $10.1 million. This consisted of proceeds from the exercise of stock options.

Net cash provided by financing activities during the three months ended March 31, 2025 was $0.2 million. This consisted of proceeds from the exercise of stock options.

Contractual Obligations and Commitments

In September 2024, we entered into a non-cancellable operating lease (the "Boulder Lease") with Crestview, LLC in Boulder, Colorado. Under the terms of the Boulder Lease, we will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years.

In April 2026, we entered into a non-cancellable operating lease (the “Bay Area Lease”) with JSR Karp 7, LP for our new headquarters in Burlingame, California. The Bay Area Lease provides for approximately 7,200 square feet of office space with a lease term from June 1, 2026 through May 31, 2029. Because the Bay Area Lease was entered into after March 31, 2026, the associated future lease payments are not included in the contractual obligations table as of that date.

The following table summarizes our contractual obligations and commitments as of March 31, 2026 (in thousands):

	Payments Due by Period
	Total	Remainder of 2026	Thereafter
Operating lease obligations - Boulder Lease	$311	$311	$—

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of March 31, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2026, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because of the short-term maturities of our investments, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of March 31, 2026, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2026, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We are a clinical-stage biopharmaceutical company with a limited operating history upon which you can evaluate our business and prospects.

Former Enliven commenced operations in June 2019, has never completed a clinical trial, has no products approved for commercial sale and has never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing ELVN-001, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with chronic myeloid leukemia ("CML"). To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. We have not initiated clinical trials for any other product candidate.

In June 2025 at the European Hematology Association ("EHA") 2025 Congress, we presented positive updated clinical data from the ENABLE trial, and in January 2026 we announced updated, positive initial data from the Phase 1b portion of the ENABLE trial. However, we have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, develop any required companion diagnostic, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $23.6 million for the three months ended March 31, 2026. As of March 31, 2026, we had an accumulated deficit of $370.8 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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
•
addressing any impact of global trade tensions, including any trade restrictions or tariffs imposed by the United States or by other countries, including in response to U.S. tariffs; and
•
attracting, hiring and retaining qualified personnel.

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

Any changes in the manufacturing process, suppliers, or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy. We are pursuing potential alternative tablet formulations for the ELVN-001 program. If we pursue other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Preclinical and clinical testing is expensive and can take many years to complete, and our outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in early stages of development, there is a high risk of failure and we may never succeed in developing marketable products.

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
•
successful and timely patient recruitment, selection and enrollment in and completion of clinical trials;
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

Before obtaining marketing approval from regulatory authorities for the sale of our product candidates, we must conduct preclinical studies in animals and extensive clinical trials in humans to demonstrate the safety and efficacy of the product candidates. Clinical testing is expensive and difficult to design and implement, can take many years to complete and has uncertain outcomes. The outcome of preclinical studies and early clinical trials may not predict the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. A number of companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety profiles, notwithstanding promising results in earlier trials. We do not know whether the clinical trials we may conduct will demonstrate adequate efficacy and safety to result in regulatory approval to market any of our product candidates in any jurisdiction. Our product candidates may fail to demonstrate efficacy in humans, and particularly across tumor types. If FDA disagrees with our clinical trial design or our interpretation of the data, our regulatory approval or ability to advance the product candidates through development phase may be materially delayed, may be suspended or terminated, and the costs of development may increase. If FDA raises material concerns and objects to our study protocol or our statistical plan at any stage of clinical development, we may not be able to proceed until we can adequately address FDA’s concerns. A product candidate may fail for safety or efficacy reasons at any stage of the testing process. A major risk we face is the possibility that none of our product candidates under development will successfully gain market approval from the FDA, EMA or other comparable foreign regulatory authorities, resulting in our being unable to derive any commercial revenue from them after investing significant amounts of capital in their development.

If the results of our ongoing or future preclinical studies and future clinical trials are inconclusive with respect to the safety and efficacy of our product candidates, if we do not meet the clinical endpoints with statistical and clinically meaningful significance, or if there are safety concerns associated with our product candidates, we may be prevented or delayed in obtaining marketing approval for such product candidates. In some instances, there can be significant variability in safety and efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial protocols, differences in size and type of patient populations, differences in comparator drugs or treatment procedures or different treatment groups, differences in and adherence to the dose and dosing regimen and other trial protocols and the rate of dropout among clinical trial participants.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would significantly harm our business, results of operations and prospects.

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

We are a clinical-stage biopharmaceutical company aiming to address existing and emerging unmet needs with a precision medicine approach. If we are required by the FDA or comparable regulatory authorities to obtain approval of a companion diagnostic in connection with approval of any of our product candidates, we expect such companion diagnostic would be used during our more advanced phase clinical trials as well as in connection with the commercialization of our product candidates. To be successful in developing and commercializing product candidates in combination with these companion diagnostics, we or our collaborators will need to address a number of scientific, technical, regulatory and logistical challenges. According to FDA guidance, if the FDA determines that a companion diagnostic is essential to the safe and effective use of a novel therapeutic product or indication, the FDA generally will not approve the therapeutic product or new indication if the companion diagnostic is not also approved or cleared at the same time the product candidate is generally approved or approved for such indication.

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. The FDA or a comparable regulatory authority may require approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate or for a specific indication. We and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufactures can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests ("LDTs") and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In April 2024, the FDA issued a final rule that amends the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and phases out its enforcement discretion for LDTs. On March 31, 2025, U.S. District Court in Texas ruled that the FDA exceeded its authority and vacated and set aside the FDA LDT final rule in its entirety. We will continue to evaluate the impact of future lawsuits brought against the FDA as well as future legislative and administration actions on companion diagnostic development and strategy. Future regulation by the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating ELVN-001 in a Phase 1 clinical trial in adults with CML. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. The FDA or other regulatory authorities may disagree with our trial design or our interpretation of the data, which can delay our regulatory approval or require us to collect more data than initially planned. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may result in delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to them on a timely basis or at all.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for ELVN-001, the FDA, EMA or other comparable foreign regulatory authorities have required, and may in the future require, us to change our trial design or conduct additional studies before they allow us to initiate additional clinical trials at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Further, changes in regulations in the United States and other countries may increase our compliance costs, make it more difficult to conduct trials in some countries or to implement global trials, or result in changes to our current clinical plans and timelines. Before obtaining marketing approval from the FDA of ELVN-001 or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. We could encounter delays because of the relocation to new corporate headquarters, which does not include laboratory space. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

If we experience delays or difficulties in the recruitment, enrollment or maintenance of participants that meet the protocol criteria in clinical trials, our regulatory submissions or receipt of necessary marketing approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate, recruit and enroll a sufficient number of eligible patients to participate in these trials to such trials' conclusion as required by the FDA, EMA or other comparable foreign regulatory authorities. Patient recruitment and enrollment are significant factors in the timing of clinical trials. Our ability to recruit and enroll eligible patients may be limited, and we have experienced and may in the future experience delays in recruitment and enrollment. Because there are effective, approved drugs and/or ongoing clinical trials being conducted for CML, it may make it difficult for us to recruit and enroll patients in our trials for the same indications. For example, CML patient recruitment and enrollment could have been and will likely be affected by the approval of Scemblix (asciminib) as well as our competitors that have ongoing clinical trials for programs that are under development for the same indications as our product candidates because patients who would otherwise be eligible for our clinical trials instead enroll in clinical trials of our competitors’ programs. Additionally, the CML patient population is relatively small and certain clinical trials for future product candidates may be focused on indications or lines of therapy with relatively small patient populations, or small enrollment-eligible patient populations, which may further limit enrollment of patients or may result in slower enrollment than we anticipate.

For each of our programs, we cannot be certain that the number of patients enrolled in each program will suffice for regulatory approval. If our strategies for patient identification, recruitment and enrollment prove unsuccessful, we may have difficulty enrolling or maintaining patients appropriate for our product candidates.

Patient recruitment and enrollment for our current or any future clinical trials has been and may continue to be affected by other factors, including:

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

Our inability to recruit and enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. We have established clinical trial sites in Israel, which may face recruitment, enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient recruitment, enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. Enrollment delays in our clinical trials may result in increased development costs for our product candidates and jeopardize our ability to obtain marketing approval for the sale of our product candidates. Furthermore, even if we are able to recruit and enroll a sufficient number of patients for our clinical trials, we may have difficulty maintaining participation in our clinical trials through the treatment and any follow-up periods.

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

Many of our competitors, either alone or with their collaborators, have significantly greater financial resources, established presence in the market, and expertise in research and development, manufacturing, preclinical and clinical testing, obtaining regulatory approvals and reimbursement and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Mergers and acquisitions have resulted, and may result, in even more resources being concentrated in our competitors. As a result of all of these factors, our competitors may succeed in obtaining approval from the FDA, EMA or other comparable foreign regulatory authorities or in discovering, developing and commercializing product candidates in our field before we do.

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

There are currently six BCR-ABL TKIs approved for use in CML by the FDA: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib), which are more fully described in the Business section of our Annual Report on Form 10-K filed with the SEC on March 3, 2026. There are investigational agents in clinical trials for CML. Overembatinib, developed by Ascentage, is currently in a Phase 3 clinical trial, and TERN-701, developed by Terns Pharmaceuticals (which has entered into a definitive agreement to be acquired by Merck, subject to closing), and TGRX-678, developed by Shenzhen TargetRx, are in Phase 1 clinical trials.

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

As federal and state governments implement additional health care cost containment measures, including measures to lower prescription drug pricing, we cannot be sure that our products, if approved, will be covered by private or public payors, and if covered, whether the reimbursement will be adequate or competitive with other marketed products. Any actions by federal and state governments, such as the Inflation Reduction Act of 2022 (“IRA”), and health plans aimed at putting additional downward pressure on pharmaceutical pricing and health care costs could negatively impact coverage and reimbursement for our product candidates if approved, our revenue, and our ability to compete with other marketed products and to recoup the costs of our research and development. For further discussion, see "We may face difficulties from changes to current regulations and future legislation. Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.” For example, in April 2025, the President issued an executive order and an accompanying fact sheet focused on lowering drug prices, but it is unclear what actions will be implemented by HHS, CMS, and FDA under the current leadership, and how those actions will impact our industry and our business.

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

If we are unable to establish or sustain coverage and adequate reimbursement for any product candidates from third-party payors, the adoption of those products and sales revenue will be adversely affected, which, in turn, could adversely affect the ability to market or sell those product candidates, if approved. Coverage policies and third-party payor reimbursement rates may change at any time. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future. In addition to coverage and reimbursement policies of payors, the commercial success of our product candidates, if approved, will also be impacted by healthcare regulations and legislations that impact prescription drug pricing.

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

Further, under the leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation” was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, and the announcement of a new Commissioner’s National Priority Voucher (“CNPV”) program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. FDA’s “real-time” release of newly issued Complete Response Letters (“CRLs”) associated with withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence and regulatory review processes with the FDA may be materially delayed.

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

We currently conduct our clinical trials for ELVN-001 in Australia, Belgium, Canada, China, France, Germany, Hungary, Israel, Italy, Japan, the Netherlands, Poland, South Korea, Spain, the United Kingdom, and the United States. In the future, we may conduct clinical trials for ELVN-001 in other countries, including but not limited to Brazil, Bulgaria, Czech Republic, Denmark, Norway, Singapore, Sweden, Taiwan and Turkey. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, and we may face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data. For example, the FDA has declined to approve other applications that contained primarily China-generated clinical data. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If we are unable to obtain or utilize appropriate study data for any reason, including any failure or refusal to accept study data by the FDA, EMA or any applicable foreign regulatory authority, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. There can be no assurance that, after our evaluation of the feedback and other factors, we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., Fast Track designation or Breakthrough Therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all, because the FDA’s accelerated approval pathways do not guarantee an accelerated review by the FDA. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

While the GDPR applies uniformly across the EU, each EU Member State is permitted to issue nation-specific data protection legislation, which has created inconsistencies on a country-by-country basis. For example, the French national data protection authority has enacted specific requirements for the processing of health data. We are assessing our obligations under certain data protection requirements in the EU, and we may be required to modify our operations and relevant policies and practices in our efforts to comply with such requirements, which could require us to incur substantial costs and expenses. Additionally, we are subject to UK data privacy and protection laws, regulations and standards. While the UK General Data Protection Regulation (the “UK GDPR”) largely mirrors the GDPR, the withdrawal of the UK from the EU and the subsequent implementation of the UK GDPR expose us to two parallel data protection regimes, each of which potentially authorizes similar significant fines and other potentially divergent enforcement actions for certain violations. The UK made targeted amendments to its data protection regime in the UK Data (Use and Access) Act, effective June 19, 2025. In addition, on July 16, 2020, the European Court of Justice invalidated the EU-U.S. Privacy Shield Framework, a mechanism under which personal data could be transferred from the EEA to entities in the United States that had self-certified under the Privacy Shield Framework. The Court also called into question the Standard Contractual Clauses (“SCCs”), noting adequate safeguards must be met for SCCs to be valid. Use of the SCCs must be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular, applicable surveillance laws and rights of individuals and additional measures and/or contractual provisions may need to be put in place. Additionally, the European Commission has adopted new SCCs that are required to be implemented. The UK also has issued new standard contractual clauses, similar to the SCCs, that also are required to be implemented. The United States and EU replaced the EU-U.S. Privacy Shield transfer framework with the EU-U.S. Data Privacy Framework (“EU-U.S. DPF”), which was the subject of an adequacy decision by the European Commission on July 10, 2023, allowing the EU-U.S. DPF to be utilized as a means of legitimizing EU-U.S. personal data transfers for participating entities. The UK and U.S. also established a UK Extension to the EU-U.S. DPF, effective as of October 12, 2023 (the “UK Extension”), whereby participants in the EU-U.S. DPF who participate in the UK Extension may rely upon the UK Extension as a means to legitimize personal data transfers from the UK to the U.S. Further, on July 17, 2023, the Swiss-U.S. Data Privacy Framework (“Swiss-U.S. DPF”), which provides for a means of legitimizing personal data transfers from Switzerland to the U.S., entered into effect. The Swiss-U.S. DPF was the subject of an adequacy decision that was effective on September 15, 2024. The EU-U.S. DPF has faced a legal challenge, and it, the Swiss-U.S. DPF, and the UK Extension may be subject to additional legal challenges, from privacy advocacy groups or others, and the European Commission’s adequacy decision regarding the EU-U.S. DPF provides that the EU-U.S. DPF will be subject to future reviews and may be subject to suspension, amendment, repeal, or limitations to its scope by the European Commission. We have encountered, and may continue to encounter, difficulties putting in place SCCs with certain personal data exporters. As supervisory authorities issue further guidance on personal data export mechanisms, including on the new SCCs, and/or start taking enforcement action, our compliance costs could increase. More generally, we may be subject to complaints and/or regulatory investigations or fines relating to cross-border personal data transfers, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we may conduct clinical trials, this could negatively impact our business. Furthermore, on June 28, 2021, the European Commission issued an adequacy decision under the GDPR and the Law Enforcement Directive, pursuant to which personal data generally may be transferred from the EU to the UK without restriction; however, this adequacy decision is subject to renewal, and the European Commission may intervene at any time with respect to its adequacy decision. The European Commission renewed the UK's adequacy decision in December 2025 to extend through December 2031, but the UK's adequacy determination remains subject to future uncertainty and may be subject to modification or revocation, with the UK potentially being considered an inadequate third country under the GDPR, in which case transfers of personal data from the EEA to the UK will require a transfer mechanism, such as SCCs. Furthermore, there will be increasing scope for divergence in application, interpretation, and enforcement of the data protection law as between the UK and the EEA. This may increase the complexity of transferring personal data across borders.

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

The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that took effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that took effect in 2025; Indiana, Kentucky, and Rhode Island have enacted similar legislation that has taken effect in 2026; and Alabama and Oklahoma have enacted similar legislation that takes effect in 2027. We are monitoring developments regarding the CPA closely in view of our operations in Colorado. The CPA and its implementing rules, the final versions of which were issued by the Colorado Attorney General, became effective July 1, 2023. Updated implementing rules have since been promulgated. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice issued a final rule that took effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries or with other specified links to China or other designated countries. Collectively, these laws and regulations represent a trend toward more stringent laws and regulations addressing data transfers and other privacy and data security matters in the United States. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with new and evolving legislation relating to privacy and data security.

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

We have been, and may in the future become, subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment or employee misclassification, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. We may incur liability under our agreements with third parties, and we are not always indemnified under such agreements. We may also be exposed to increased litigation from stockholders, suppliers and other third parties due to the combination of our business and Former Enliven’s business. For example, we were involved in a legal proceeding in connection with the Merger, which required the payment of a mootness fee and was voluntarily dismissed by the plaintiff in January 2023.

Such matters can be time-consuming, divert management’s attention and resources, cause us to incur significant expenses or liability, or require us to change our business practices. In addition, the expense of litigation and the timing of this expense from period to period are difficult to estimate, subject to change, and could adversely affect our financial condition and results of operations. Because of the potential risks, expenses, and uncertainties of litigation, we have settled, and may, from time to time, settle disputes, even where we have meritorious claims or defenses, by agreeing to settlement agreements. Any of the foregoing could adversely affect our business, financial condition, and results of operations.

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

As of March 31, 2026, we had 61 full-time employees. Of these employees, 45 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of March 31, 2026, we had 61 full-time employees. Of these employees, 45 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors or consultants or potential future collaborators, may fail, have suffered, or may in the future suffer actual or suspected security or data privacy incidents or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data, or personal information, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations, and potentially significant delays in our clinical trials and delivery of product to market.

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

We have outsourced certain elements of our operations (including elements of our information technology infrastructure) to third parties and have incorporated third-party technology into our information technology infrastructure, which collects, transmits, stores, and processes intellectual property, proprietary or confidential data, employee data, and personal information. As a result, we manage a number of third-party providers who have access to our information technology systems and to our confidential information. In addition, many of those third parties in turn subcontract or outsource some of their responsibilities to additional third parties.

Despite the implementation of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are from time to time vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, power outages, natural disasters, global pandemics (such as COVID-19), terrorism, acts of vandalism, war and telecommunication and electrical failures, as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties (including nation-state and nation-state supported actors), or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, denial-of-service attacks, phishing attacks and other forms of social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information), which may compromise our system infrastructure or that of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants and have led and could in the future lead to the unauthorized access to or acquisition, use, corruption, loss, destruction, alteration, dissemination, or other processing of, or damage to, our data, data that is processed or maintained on our behalf, or other assets. For example, from time to time, we experience an increase in phishing and other social engineering attacks from third parties in connection with our increase in remote work. As a result, we, as well as any of our CROs, clinical trial sites, manufacturers, other contractors or consultants who may be operating in remote work environments may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls designed to reduce the risk of a cyber security or data security incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially given the number of employees working remotely. Additionally, we have migrated certain data analysis functions from outsourced providers to in-house resources, which may create additional security risks. Additionally, for example, our third-party CROs or other contractors and consultants have suffered, and in the future may suffer, instances of unauthorized access to their systems or data they process on our behalf.

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

There have been and may continue to be significant supply chain attacks and we cannot guarantee that our or our third-party providers’ systems have not been breached or that they do not contain exploitable defects or bugs that could result in a security breach or incident of, or other disruption to, our systems and networks or the systems and networks of third parties that support us. Our ability to monitor our third-party providers’ security measures is limited, and, in any event, those security measures may be circumvented or otherwise fail, resulting in the unauthorized, unlawful, or accidental access to, misuse, disclosure, loss, destruction, or other processing of our data, including employee personal information and other sensitive information. We have not experienced a cybersecurity incident that has been determined to be material, but our and our third-party providers’ and partners’ information technology systems have experienced and may in the future experience cybersecurity incidents or vulnerabilities that could be exploited from inadvertent or intentional actions of our employees, third-party providers, business partners, or by malicious third parties. Cybersecurity attacks are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise, including organized criminal groups, “hacktivists,” nation states and others. Additionally, due to the geopolitical unrest associated with Russia’s invasion of Ukraine and the conflicts in the Middle East (including the Iran conflict), we and our CROs, contractors, and other third-party providers and collaborators may be vulnerable to heightened risks of cybersecurity incidents and security and privacy breaches.

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
•
unexpected changes in tariffs, trade barriers, any retaliatory actions in response thereto, price and exchange controls and other regulatory requirements, including changes in government administration policy positions;
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
•
production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•
business interruptions resulting from geopolitical actions, including war and terrorism, trade policies, changes in policy, treaties and tariffs.

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

Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees. In addition, the laws of some foreign countries, such as China, where some of our CROs are based, may not protect our intellectual property rights to the same extent as do the laws of the United States and, even if they do, uneven enforcement and procedural barriers may exist in such countries. Damage awards resulting from successful litigation in foreign jurisdictions may not be in amounts commensurate with damage awards in the U.S.

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

In Europe, as of June 1, 2023, the Unified Patent Court (“UPC”) has exclusive jurisdiction over Unitary Patents and offers a uniform and specialized framework for patent litigation at the European level. Also, European applications will have the option, upon grant of a patent, of becoming a Unitary Patent which will be subject to the jurisdiction of the UPC. This will be a significant change in European patent practice. As the UPC is a new court system, there is little precedent for the court, increasing the uncertainty. As a single court system can invalidate a European patent, we, where applicable, may opt out of the UPC and as such, each European patent would need to be challenged in each individual country.

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

Geopolitical developments in and actions by the United States or in foreign countries, including the Russia-Ukraine conflict and conflicts in the Middle East (including the Iran conflict), and retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15. 122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities’ intellectual property rights.

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

We currently utilize and depend upon, and plan to utilize and depend upon, independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. For example, we use Pharmaron, located in China, to conduct preclinical studies and clinical trials and provide us with active pharmaceutical ingredients ("APIs"). Additionally, we manufacture APIs in Europe. Since these facilities are located outside of the United States, we are exposed to the possibility of product supply disruption and increased costs resulting from the trade tensions between the United States and China or the United States and other countries, the policy decisions arising from these tensions, and political unrest or unstable economic conditions in China. For example, the U.S. Commerce Department’s Section 232 National Security Investigation of Imports of Pharmaceuticals and Pharmaceutical Ingredients could lead to tariffs on the APIs we obtain from China or Europe, such as those announced in the April 2, 2026, presidential proclamation “Adjusting Imports of Pharmaceuticals and Pharmaceutical Ingredients into the United States,” imposing a tariff up to 100% on certain foreign-produced pharmaceuticals and pharmaceutical ingredients beginning in July 2026. Any of these matters could materially and adversely affect our business and results of operations. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs.

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, including changes arising as a result of the current presidential administration with respect to trade policies, treaties, tariffs, any retaliatory actions in response thereto, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. For example, between February 4, 2025 and February 24, 2026, the U.S. government imposed “fentanyl-related” tariffs of 10% to 20% on the import of almost all Chinese-origin items, as well as an additional “reciprocal” tariff of 10% to 125% on certain products, with exemptions for certain pharmaceutical products and other specified items, between April 5, 2025 and February 24, 2026. Pursuant to a February 20, 2026, Supreme Court ruling, the U.S. government ceased collecting the fentanyl-related and reciprocal tariffs on February 24, 2026. On the same day, the U.S. government implemented a “temporary import surcharge” under authorities provided in Section 122 of the Trade Act of 1974, which is currently set at 10% and which is scheduled to last for a period of 150 days. This temporary import surcharge, like the reciprocal tariffs preceding it, excludes certain items, as specified in Annexes to the President’s February 20, 2026 proclamation “Imposing a Temporary Import Surcharge to Address Fundamental International Payments Problems.” The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. The administration continues to implement new, reinstated, or adjusted tariffs under legal authorities such as Section 232 of the Trade Expansion Act of 1962 and Sections 122 and 301 of the Trade Act of 1974, and we expect that the administration will continue with this practice. The introduction or imposition of new tariffs could also lead to retaliatory actions by other countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the U.S. from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the United States, or other countries, our business, financial condition, and results of operations may be materially harmed.

We also have manufacturing activities that take place in the European Union. The U.S.-EU trade relationship is also subject to these noted uncertainties, including with respect to trade policies, treaties, tariffs, and any retaliatory responses thereto. The U.S. government has recently made and continues to make significant additional changes in U.S.-EU trade policy and may continue to take future actions that could negatively impact U.S.-EU trade terms. For example, pursuant to a July 2025 trade agreement, the United States has imposed a 15% “all-in” tariff on many imports from the European Union, with exceptions for generic medications and certain other items. While this 15% all-in tariff rate is also expected to include items affected by future Section 232 pharmaceutical and pharmaceutical products tariffs imposed by the United States, these agreements and policy decisions have not yet been fully implemented. Moreover, this trade agreement was negotiated against the background of since-invalidated reciprocal tariffs, so it is not clear whether the terms of this U.S.-EU trade agreement may change following the Supreme Court’s February 20, 2026, decision. Geopolitical events may also affect the stability of the current tariff regime, notwithstanding current agreements; for example, in January 2026 the United States threatened to impose significant additional tariffs on certain European countries, including certain EU countries, in connection with a dispute related to the sovereign status of the autonomous territory of Greenland. Increases in applicable tariffs, changes to trade policies, or uncertainties related to these matters could increase the costs of our trials and manufacturing and negatively affect our business, financial condition, or the results of our operations.

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
•
clinical supplies not being delivered to clinical sites on time, or at all, leading to clinical trial interruptions, or of drug supplies not being distributed to commercial vendors in a timely manner, or at all, resulting in lost sales; and
•
the misappropriation of our proprietary information, including our trade secrets and know-how.

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

Our research and development activities involve the controlled use of potentially hazardous substances, including chemical materials, by our third-party manufacturers. Our manufacturers are subject to federal, state and local laws and regulations in the United States and other countries governing the use, manufacture, storage, handling and disposal of medical and hazardous materials. Although we believe that our manufacturers’ procedures for using, handling, storing and disposing of these materials comply with legally prescribed standards, we cannot completely eliminate the risk of contamination or injury resulting from medical or hazardous materials. As a result of any such contamination or injury, we may incur liability or local, city, state or federal authorities may curtail the use of these materials and interrupt our business operations. In the event of an accident, we could be held liable for damages or penalized with fines, and the liability could exceed our resources. We do not have any insurance for liabilities arising from medical or hazardous materials. Compliance with applicable environmental laws and regulations is expensive, and current or future environmental regulations may impair our research, development and production efforts, which could harm our business, prospects, financial condition or results of operations.

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

In addition, if we undertake acquisitions or pursue partnerships in the future, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expenses.

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

In addition, we measure compensation cost for stock-based awards made to employees, directors and consultants at the grant date, based on the fair value of the award (as determined under U.S. GAAP), and recognize the cost as an expense over the requisite service period. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Also, modifications to outstanding stock-based awards, including changes to their terms or conditions, have resulted, and may result, in incremental stock-based compensation expenses.

Furthermore, our operating results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict, including the following:

•
the timing and cost of, and level of investment in, research and development activities relating to our programs, which will change from time to time;
•
our ability to recruit and enroll patients in clinical trials and the timing of enrollment;
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

•
geopolitical developments, general market or macroeconomic conditions including those related to government shutdowns, inflation, interest rates, the imposition of various sanctions and tariffs by the United States or other countries, and changes in government administration policy positions;
•
market conditions in the pharmaceutical and biotechnology sectors;
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

Moreover, the stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of individual companies. These broad market fluctuations may also adversely affect the trading price of our common stock. In addition, macroeconomic conditions, a recession, depression or other sustained adverse market event resulting from the Russia-Ukraine conflict, conflicts in the Middle East (including the Iran conflict), geopolitical events, changes in government administration policy positions, or otherwise could materially and adversely affect our business and the value of our common stock. For example, we have established clinical trial sites in Israel, which may face recruitment, enrollment, retention, operational or other difficulties due to conflicts within the region, including, for example, difficulties importing clinical trial drug through Israeli customs, difficulties with patient recruitment and enrollment, or difficulties with patients or medical personnel accessing appropriate medical facilities. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against such companies. Furthermore, market volatility may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition.

We will need substantial additional funding before we can complete the development of our product candidates. If we are unable to obtain such additional capital on favorable terms, on a timely basis or at all, we would be forced to delay, reduce or eliminate our product development and clinical programs and may not have the capital required to otherwise operate our business.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of March 31, 2026, we had $452.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into the first half of 2029. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time, through an “at-the-market” program under the Securities Act. On August 13, 2025, we filed the Automatic Shelf Registration Statement that allows us to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, we also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of our common stock under the Sales Agreement. Through March 31, 2026, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. As of March 31, 2026, there was $200.0 million of common stock available for sale under the Sales Agreement. Additionally, in March 2024, we sold common stock and pre-funded warrants in the Private Placement and received aggregate net proceeds of $89.7 million, and in June 2025, we completed the Public Offering where we sold common stock and pre-funded warrants and received aggregate net proceeds of $216.2 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We ceased to be an emerging growth company on December 31, 2025 and ceased to be eligible to use the requirements for smaller reporting companies beginning with this Form 10-Q for the first fiscal quarter of 2026. Since we are no longer a smaller reporting company and no longer qualify for applicable exemptions, we are subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we took advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As a “smaller reporting company,” we took advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We ceased to be eligible to use the requirements for smaller reporting companies beginning with this Form 10-Q for the first fiscal quarter of 2026. Since we are no longer a smaller reporting company and no longer qualify for these exemptions, we are required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. We ceased to be an emerging growth company on December 31, 2025, which was the end of the fifth fiscal year after the completion of our initial public offering. In addition, because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2025, we are ineligible to use the requirements for smaller reporting companies beginning with this Form 10-Q for the first fiscal quarter of 2026 but will remain a non-accelerated filer through 2026. When we are no longer a “non-accelerated filer,” we will have to provide more expansive disclosure regarding executive compensation in our periodic reports and be subject to shorter filing deadlines, which will require additional time and expense. We will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Our issuance of additional capital stock pursuant to our equity incentive plan and employee stock purchase plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and pre-funded warrants to purchase 1,071,505 shares of our common stock in the Private Placement, and in June 2025, we completed the Public Offering where we sold 9,920,987 shares of our common stock and pre-funded warrants to purchase 1,780,263 shares of our common stock. Through March 31, 2026, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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
•
require that stockholder actions be effected at a duly called stockholder meeting;
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

Changes in tax laws, including changes to tax rates, tax treaties, and regulations or their interpretation, may cause us to experience fluctuations in our tax obligations and effective tax rates and otherwise may adversely affect our business, operating results, or financial condition. For instance, beginning in 2022, the Tax Cuts and Jobs Act of 2017 eliminated the option to immediately deduct research and experimental (“R&E”) expenditures under IRC Section 174, instead requiring taxpayers to amortize such costs over a period of five years for domestic expenses and 15 years for foreign-based activities. On July 4, 2025, the One Big Beautiful Bill Act was signed into law, which reinstates the immediate expensing of domestic R&E expenditures. The impact of this new legislation on our tax position will depend on its implementation and interpretation by the IRS and other regulatory authorities. Moreover, there can be no assurance as to whether, when, or how this provision may be further amended or repealed, and it is uncertain whether and to what extent various states will conform to the federal tax laws.

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

As of March 31, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 54.3% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to control or significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

None.

Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During our last fiscal quarter, the following director(s) and officer(s), as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408:

On January 3, 2026, Anish Patel, Pharm.D., our Chief Operating Officer and, until February 12, 2026, an officer as defined in Rule 16a-1(f), as trustee for The Patel/Dong Family Trust, dated August 24, 2017, terminated the “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 that had previously been adopted on October 10, 2025. The trading arrangement provided for the sale from time to time of an aggregate of up to 230,000 shares of our common stock and was intended to satisfy the affirmative defense in Rule 10b5-1(c).

On March 6, 2026, Lori Kunkel, M.D., a director, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 20,000 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 9, 2027, or earlier if all transactions under the trading arrangement are completed.

On March 18, 2026, Benjamin Hohl, our Chief Financial Officer and an officer as defined in Rule 16a-1(f), adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408 providing for the sale from time to time of an aggregate of up to 43,090 shares of our common stock. The trading arrangement is intended to satisfy the affirmative defense in Rule 10b5-1(c). The duration of the trading arrangement is until July 1, 2027, or earlier if all transactions under the trading arrangement are completed.

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

Enliven Therapeutics, Inc.

Date: May 7, 2026	By:	/s/ Richard Fair
Richard Fair
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)