Form 10-Q
period 2026-06-30
Enliven Therapeutics, Inc.
filed 2026-08-05
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number: 001-39247

ENLIVEN THERAPEUTICS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	81-1523849
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 Park Road Burlingame, CA	94010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 547-5814

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

As of July 28, 2026, the registrant had 73,270,761 shares of common stock, $0.001 par value per share, outstanding.

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
•
expectations regarding preparations for our planned ELVN-001 pivotal trial, and potential for accelerated approval or other expedited regulatory designations for ELVN-001;
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
•
the impact of laws and regulations; and
•
expectations regarding the impact of public health emergencies, health epidemics (including COVID-19) or other outbreaks on our business.

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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$135,505	$98,896
Marketable securities	759,650	363,725
Prepaid expenses and other current assets	12,184	12,257
Total current assets	907,339	474,878
Property and equipment, net	140	34
Operating lease right-of-use assets	1,502	383
Deferred offering costs	—	217
Other long-term assets	1,242	656
Total assets	$910,223	$476,168
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$371	$2,159
Accrued expenses and other current liabilities	13,790	14,409
Total current liabilities	14,161	16,568
Long-term liabilities	913	—
Total liabilities	15,074	16,568
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 200,000,000 and 100,000,000 at June 30, 2026 and December 31, 2025, respectively; issued and outstanding shares - 73,251,648 and 59,440,045 at June 30, 2026 and December 31, 2025, respectively	73	59
Additional paid-in capital	1,300,259	806,373
Accumulated other comprehensive (loss) income	(1,905)	334
Accumulated deficit	(403,278)	(347,166)
Total stockholders’ equity	895,149	459,600
Total liabilities and stockholders' equity	$910,223	$476,168

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$28,996	$21,491	$49,683	$46,386
General and administrative	8,213	7,093	15,349	13,891
Total operating expenses	37,209	28,584	65,032	60,277
Loss from operations	(37,209)	(28,584)	(65,032)	(60,277)
Other income (expense), net
Interest income	4,732	3,251	8,928	6,447
Other expense	(8)	(2)	(8)	(49)
Total other income (expense), net	4,724	3,249	8,920	6,398
Net loss	(32,485)	(25,335)	(56,112)	(53,879)
Other comprehensive income (loss):
Net unrealized losses on marketable securities	(1,523)	(161)	(2,239)	(232)
Comprehensive loss	$(34,008)	$(25,496)	$(58,351)	$(54,111)
Net loss per share, basic and diluted	$(0.49)	$(0.49)	$(0.87)	$(1.05)
Weighted-average shares outstanding, basic and diluted	66,171,581	52,105,052	64,494,769	51,083,841

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2025	48,936,459	$49	$553,213	$55	$(243,472)	$309,845
Exercise of common stock options	91,915	—	234	—	—	234
Vesting of restricted stock units	10,356	—	—	—	—	—
Vesting of stock options	—	—	33	—	—	33
Stock-based compensation	—	—	6,799	—	—	6,799
Net loss	—	—	—	—	(28,544)	(28,544)
Other comprehensive loss	—	—	—	(71)	—	(71)
Balance - March 31, 2025	49,038,730	$49	$560,279	$(16)	$(272,016)	$288,296
Exercise of common stock options	236,893	—	1,324	—	—	1,324
Vesting of restricted stock units	6,604	—	—	—	—	—
Vesting of stock options	—	—	28	—	—	28
Issuance of common stock under the ESPP	22,957	—	427	—	—	427
Issuance of common stock and pre-funded warrants in the 2025 Public Offering, net of issuance costs of $13,875	9,920,987	10	216,159	—	—	216,169
Stock-based compensation	—	—	7,724	—	—	7,724
Net loss	—	—	—	—	(25,335)	(25,335)
Other comprehensive loss	—	—	—	(161)	—	(161)
Balance - June 30, 2025	59,226,171	$59	$785,941	$(177)	$(297,351)	$488,472

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2026	59,440,045	$59	$806,373	$334	$(347,166)	$459,600
Exercise of common stock options	1,435,253	2	10,709	—	—	10,711
Vesting of restricted stock units	14,357	—	—	—	—	—
Stock-based compensation	—	—	7,397	—	—	7,397
Net loss	—	—	—	—	(23,627)	(23,627)
Other comprehensive loss	—	—	—	(716)	—	(716)
Balance - March 31, 2026	60,889,655	$61	$824,479	$(382)	$(370,793)	$453,365
Exercise of common stock options	1,795,854	1	28,928	—	—	28,929
Vesting of restricted stock units	8,541	—	—	—	—	—
Issuance of common stock under the ESPP	24,264	—	354	—	—	354
Issuance of common stock and pre-funded warrants in the 2026 Public Offering, net of issuance costs of $27,405	10,533,334	11	432,583	—	—	432,594
Stock-based compensation	—	—	13,915	—	—	13,915
Net loss	—	—	—	—	(32,485)	(32,485)
Other comprehensive loss	—	—	—	(1,523)	—	(1,523)
Balance - June 30, 2026	73,251,648	$73	$1,300,259	$(1,905)	$(403,278)	$895,149

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(56,112)	$(53,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21	155
Stock-based compensation	21,312	14,523
Noncash lease expense	219	172
Amortization of premiums and discounts on marketable securities, net	777	28
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	(513)	(550)
Operating lease liabilities	(226)	(156)
Accounts payable	(2,021)	1,009
Accrued expenses and other liabilities	(1,279)	(2,486)
Net cash used in operating activities	(37,822)	(41,184)
Cash flows from investing activities:
Maturities of marketable securities	227,056	117,408
Purchases of marketable securities	(625,997)	(299,411)
Purchases of property and equipment	(99)	(159)
Net cash used in investing activities	(399,040)	(182,162)
Cash flows from financing activities:
Proceeds from exercise of stock options	39,640	1,558
Proceeds from issuance of common stock under the ESPP	354	427
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	433,477	216,627
Net cash provided by financing activities	473,471	218,612
Net increase (decrease) in cash, cash equivalents and restricted cash	36,609	(4,734)
Cash, cash equivalents and restricted cash at the beginning of the period	98,896	124,171
Cash, cash equivalents and restricted cash at the end of the period	$135,505	$119,437

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,338	$736
Issuance costs related to the sale of common stock and pre-funded warrants included in accounts payable and accrued expenses and other current liabilities	$666	$458
Purchases of property and equipment included in accrued expenses and other current liabilities	$28	$—

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Description of Business and Liquidity

Business

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware on June 12, 2019. Enliven Therapeutics, Inc. (formerly, Imara Inc.) (the “Company”) is headquartered in Burlingame, California. The Company is a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. The Company aims to address existing and emerging unmet needs with a precision medicine approach that improves survival and enhances overall well-being. Its discovery process combines deep insights into clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs.

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of June 30, 2026, the Company had an accumulated deficit of $403.3 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $895.2 million as of June 30, 2026 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

On June 15, 2026, the Company closed an underwritten public offering (the "2026 Public Offering") of 10,533,334 shares of its common stock, which includes the full exercise of the underwriters’ option to purchase 1,600,000 additional shares of its common stock, at a price to the public of $37.50 per share and, in lieu of common stock to certain investors, pre-funded warrants to purchase 1,733,333 shares of its common stock at a price to the public of $37.499 per pre-funded warrant, which represents the per share public offering price of each share of the Company’s common stock less the $0.001 per share exercise price for each pre-funded warrant.

On June 23, 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock, from time to time, through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”). On August 13, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR (the “Automatic Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows the Company to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, the Company also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. As of June 30, 2026 and December 31, 2025, there was $200.0 million of common stock available for sale under the Sales Agreement.

Refer to Note 9 for further discussion.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and six months ended June 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2026. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of June 30, 2026 and December 31, 2025, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. As of June 30, 2026 and December 31, 2025, the Company had no restricted cash.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of June 30, 2026, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

The estimated useful lives of the Company's property and equipment are generally three to five years.

Refer to Note 6 for further discussion.

Impairment of long-lived assets

The Company evaluates long-lived assets for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. No material impairment losses were recognized during the periods presented.

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

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of June 30, 2026, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

The Company was previously a “smaller reporting company.” Based on the market value of its common stock held by non-affiliates exceeding $700.0 million as of June 30, 2025, the Company ceased to qualify as a smaller reporting company beginning with its Form 10-Q for the first fiscal quarter of 2026 and will remain a non-accelerated filer through 2026.

Accounting pronouncements not yet adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. ASU 2023-06 was issued in response to the SEC's August 2018 final rule that updated and simplified disclosure requirements and is intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company is currently evaluating the impact of this guidance, but does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and disclosures.

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

3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of June 30, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury-backed money market funds	$110,350	$110,350	$—	$—
U.S. Treasury securities	24,406	24,406	—	—
Marketable securities:
U.S. Treasury securities	759,650	759,650	—	—
Total	$894,406	$894,406	$—	$—

As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury-backed money market funds	$98,146	$98,146	$—	$—
Marketable securities:
U.S. Treasury securities	363,725	363,725	—	—
Total	$461,871	$461,871	$—	$—

CVR asset and liability

During the fourth quarter of 2023, based on information received from the third-party developing the assets indicating that the first milestone under the asset purchase agreement was likely to be achieved, the Company recorded a $10.0 million CVR asset and corresponding CVR liability as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone had been achieved, and the Company received the $10.0 million milestone payment in April 2024. In August 2024, the Company remitted $9.1 million, net of permitted deductions of $0.9 million, to the rights agent for distribution to the CVR holders. The Company continues to reassess the fair value of the second milestone as the assets are developed. As the second milestone event under this asset purchase agreement relates to the potential future commercialization of the assets, no value was attributed to this milestone, as its achievement was deemed improbable as of June 30, 2026 and December 31, 2025.

4. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of June 30, 2026	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$457,447	$2	$(852)	$456,597
U.S. Treasury securities	1 - 2	304,108	—	(1,055)	303,053
Total		$761,555	$2	$(1,907)	$759,650

As of December 31, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$307,970	$327	$(4)	$308,293
U.S. Treasury securities	1 - 2	55,421	20	(9)	55,432
Total		$363,391	$347	$(13)	$363,725

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

In April 2026, the Company entered into a non-cancellable operating lease (the “Bay Area Lease”) with JSR Karp 7, LP for its new headquarters in Burlingame, California. The Bay Area Lease provides for approximately 7,200 square feet of office space with a lease term from June 1, 2026 through May 31, 2029. Monthly base rent commenced at approximately $41,000 and will increase by 3.0% annually thereafter. The Company recorded an ROU asset and lease liability of $1.3 million related to the Bay Area Lease upon commencement in June 2026. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of facilities operating expenses, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred.

As of June 30, 2026, the Company had two operating leases, the Boulder Lease and the Bay Area Lease, with a weighted-average remaining lease term of 2.6 years. The weighted-average discount rate used to calculate the ROU assets and lease liabilities was 9.4%, which was based on the Company's estimated borrowing rates on collateralized loans. As of June 30, 2026, total ROU assets and lease liabilities were $1.5 million and $1.5 million, respectively. As of December 31, 2025, total ROU assets and lease liabilities were $0.4 million and $0.4 million, respectively.

As of June 30, 2026, the future minimum lease payments under the Company's operating leases were as follows (in thousands):

As of
June 30, 2026
Year ending December 31,
2026 (remaining six months)	$455
2027	505
2028	521
Thereafter	220
Total future minimum lease payments	1,701
Less: amount representing interest	(191)
Present value of lease liabilities	1,510
Less: current portion of lease liabilities	(597)
Lease liabilities, non-current	$913

Cash paid for amounts included in the measurement of operating lease liabilities was $145,000 and $100,000 for the three months ended June 30, 2026 and 2025, respectively, and $249,000 and $183,000 for the six months ended June 30, 2026 and 2025, respectively. The Company recognized rent expense of $142,000 and $99,000 for the three months ended June 30, 2026 and 2025, respectively, and $242,000 and $199,000 for the six months ended June 30, 2026 and 2025, respectively.

No impairment losses were recognized during the three and six months ended June 30, 2026 and 2025.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (dollar amounts in thousands):

	As of	As of
	June 30, 2026	December 31, 2025
Computer equipment	$278	$263
Furniture and fixtures	112	—
Property and equipment, gross	390	263
Less: accumulated depreciation	(250)	(229)
Property and equipment, net	$140	$34

Depreciation expense was $7,000 and $81,000 for the three months ended June 30, 2026 and 2025, respectively, and $21,000 and $155,000 for the six months ended June 30, 2026 and 2025, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	June 30, 2026	December 31, 2025
Accrued employee compensation costs	$3,031	$4,295
Accrued research and development costs	8,322	8,080
Accrued issuance costs	434	—
Lease liability	597	399
Accrued legal and professional fees	1,273	1,284
Other	133	351
Accrued expenses and other current liabilities	$13,790	$14,409

8. Commitments and Contingencies

Litigation

From time to time, the Company may be involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not currently a party to any material legal proceedings. Regardless of outcome, any proceedings or claims can have an adverse impact on the Company because of defense and settlement costs, diversion of resources and other factors, and there can be no assurances that favorable outcomes will be obtained.

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of June 30, 2026 and December 31, 2025.

9. Common Stock

As of June 30, 2026 and December 31, 2025, the Company’s Amended and Restated Certificate of Incorporation, as amended, authorized 200,000,000 and 100,000,000 shares, respectively, of common stock, par value $0.001, of which 73,251,648 and 59,440,045 shares, respectively, were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through June 30, 2026.

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time. On August 13, 2025, the Company filed the Automatic Shelf Registration Statement with the SEC that allows the Company to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, the Company also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. During the six months ended June 30, 2026, and the year ended December 31, 2025, there were no sales of common stock pursuant to the Sales Agreement.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants to purchase 1,071,505 shares of its common stock at a price of $13.999 per pre-funded warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of June 30, 2026, all of the pre-funded warrants related to the Private Placement remain unexercised and outstanding.

On June 16, 2025, the Company completed an underwritten public offering (the "2025 Public Offering") where it sold 9,920,987 shares of its common stock at a price to the public of $19.66 per share and pre-funded warrants to purchase 1,780,263 shares of its common stock at a price to the public of $19.659 per pre-funded warrant, resulting in aggregate gross proceeds of $230.0 million, before issuance costs of $13.9 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of June 30, 2026, all of the pre-funded warrants related to the 2025 Public Offering remain unexercised and outstanding.

On June 15, 2026, the Company completed the 2026 Public Offering where it sold 10,533,334 shares of its common stock at a price to the public of $37.50 per share and pre-funded warrants to purchase 1,733,333 shares of its common stock at a price to the public of $37.499 per pre-funded warrant, resulting in aggregate gross proceeds of $460.0 million, before issuance costs of $27.4 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of June 30, 2026, all of the pre-funded warrants related to the 2026 Public Offering remain unexercised and outstanding.

The Company's outstanding pre-funded warrants met the permanent equity criteria classification and, therefore, were classified as a component of permanent stockholders’ equity within additional paid-in capital. The pre-funded warrants are equity classified because they (i) are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, (ii) are immediately exercisable, (iii) do not embody an obligation for the Company to repurchase its shares, (iv) permit the holders to receive a fixed number of shares of common stock upon exercise, (v) are indexed to the Company’s common stock and (vi) meet the equity classification criteria. In addition, the pre-funded warrants do not provide any guarantee of value or return.

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	June 30, 2026	December 31, 2025
Issuance of common stock upon exercise of stock options	7,956,284	9,325,875
Issuance of common stock upon vesting of restricted stock units	362,802	76,973
Equity awards available for grant under equity plans	5,065,815	4,561,256
Shares available for issuance under the ESPP	699,490	723,754
Issuance of common stock upon exercise of pre-funded warrants	4,585,101	2,851,768
Total common stock reserved for future issuance	18,669,492	17,539,626

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of June 30, 2026, 5,065,815 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

2025 Inducement Equity Incentive Plan

Effective December 9, 2025, the Company’s board of directors adopted the 2025 Inducement Equity Incentive Plan (the “Inducement Plan”), which, subject to the adjustment provisions of the Inducement Plan, reserved 875,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to The Nasdaq Stock Market LLC’s (“Nasdaq”) applicable Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, and its terms are substantially similar to the Company’s 2020 Plan, subject to modifications intended to comply with the Nasdaq inducement award and acquisition and merger exceptions. In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be granted to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted, in connection with a merger or acquisition. As of June 30, 2026, 0 shares of the Company’s common stock remained available for issuance under the Inducement Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. The number of shares reserved for issuance under the ESPP is equal to 407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of June 30, 2026, 699,490 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company issued 24,264 and 22,957 shares of its common stock under the ESPP during the six months ended June 30, 2026 and 2025, respectively. The Company had an outstanding liability of $53,000 and $48,000 at June 30, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of June 30, 2026, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.5 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2026	9,325,875	$16.23
Options granted	2,351,382	28.37
Options exercised	(3,231,107)	12.27
Options cancelled and forfeited	(489,866)	22.32
Outstanding - June 30, 2026	7,956,284	$21.06

In February 2026, the Company granted a performance-based stock option award to purchase 200,000 shares of its common stock with an exercise price of $27.16 per share, which is included in the options granted and related weighted-average exercise price in the table above. The award vests upon the achievement of specified development milestones related to current preclinical programs and continued service. As of June 30, 2026, the performance conditions were not considered probable, and accordingly, no stock-based compensation expense has been recognized related to this award. As a result, the performance-based award is excluded from total unrecognized stock-based compensation cost as of June 30, 2026.

As of June 30, 2026, total compensation cost not yet recognized related to unvested stock options was $76.5 million, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2026	76,973	$17.30
Granted	329,325	29.57
Vested	(22,898)	18.14
Forfeited	(20,598)	27.16
Unvested - June 30, 2026	362,802	$27.82

As of June 30, 2026, total compensation cost not yet recognized related to unvested RSUs was $9.4 million, which is expected to be recognized over a weighted-average period of 3.5 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$9,364	$3,833	$13,522	$7,281
General and administrative	4,551	3,891	7,790	7,242
Total stock-based compensation expense	$13,915	$7,724	$21,312	$14,523

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

	Six Months Ended June 30,
Stock Options	2026	2025
Expected term (years)	5.5 - 6.5	5.3 - 6.1
Expected volatility	80% - 82%	81%
Risk-free interest rate	3.8% - 4.3%	4.0% - 4.5%
Expected dividend yield	—%	—%

	Six Months Ended June 30,
ESPP	2026	2025
Expected term (years)	0.5	0.5
Expected volatility	74%	72%
Risk-free interest rate	3.8%	4.3%
Expected dividend yield	—%	—%

11. Segment Information

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development:
External expenses
ELVN-001	$8,315	$5,984	$16,097	$10,978
ELVN-002	1,232	3,513	2,366	11,640
Other (1)	4,034	3,211	6,713	6,587
Internal expenses
Salaries and benefits	5,408	4,263	9,879	8,522
Stock-based compensation	9,364	3,833	13,522	7,281
Facilities, laboratory supplies and other (2)	643	687	1,106	1,378
Total research and development expenses	28,996	21,491	49,683	46,386
General and administrative:
Salaries and benefits	1,869	1,384	4,061	2,750
Stock-based compensation	4,551	3,891	7,790	7,242
Other (3)	1,793	1,818	3,498	3,899
Total general and administrative expenses	8,213	7,093	15,349	13,891
Total operating expenses	37,209	28,584	65,032	60,277
Other income (expense), net	4,724	3,249	8,920	6,398
Net loss	$(32,485)	$(25,335)	$(56,112)	$(53,879)

(1) Other external research and development costs primarily represent contract research, preclinical studies and manufacturing costs that are not related to ELVN-001 and ELVN-002, as well as general consulting costs.

(2) Other internal research and development costs primarily represent travel, expensed software and depreciation.

(3) Other general and administrative costs primarily represent insurance, professional fees, expensed software, taxes and travel.

12. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(32,485)	$(25,335)	$(56,112)	$(53,879)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	66,171,581	52,109,257	64,494,769	51,091,218
Less: weighted-average unvested common stock issued upon early exercise of common stock options	—	(4,205)	—	(7,377)
Weighted-average shares used to compute net loss per common share, basic and diluted	66,171,581	52,105,052	64,494,769	51,083,841
Net loss per share, basic and diluted	$(0.49)	$(0.49)	$(0.87)	$(1.05)

Outstanding pre-funded warrants to purchase 4,585,101 and 2,851,768 shares of the Company's common stock as of June 30, 2026 and 2025, respectively, were used in the calculation of the weighted-average common shares outstanding for the corresponding periods presented above.

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

	As of June 30,
	2026	2025
Stock options outstanding	7,956,284	9,487,212
Unvested restricted stock units	362,802	90,185
ESPP shares pending issuance	1,477	2,579
Total	8,320,563	9,579,976

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision medicine approach that improves survival and enhances overall well-being. Our discovery process combines deep insights into clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs that address unmet needs with an increased probability of clinical and commercial success. Validated targets are those whose role in disease pathology have been demonstrated by mechanistic and clinical studies. We are currently advancing ELVN-001, including preparations for our planned ELVN-001 pivotal trial, as well as pursuing additional research-stage opportunities that align with our small molecule development approach. To prioritize the advancement of ELVN-001 and its upcoming pivotal trial, we are exploring strategic alternatives for the ELVN-002 program and are no longer pursuing its development.

The following table summarizes our clinical programs:

Enliven Inc. (formerly, Enliven Therapeutics, Inc.) (“Former Enliven”) was incorporated in the State of Delaware in June 2019, and we are headquartered in Burlingame, California. We devote substantially all of our resources to research and development activities of our breakpoint cluster region – Abelson (“BCR-ABL”) program and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities.

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $90.0 million. In June 2025, we completed an underwritten public offering (the "2025 Public Offering") where we sold common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $230.0 million. In June 2026, we completed an underwritten public offering (the "2026 Public Offering") where we sold common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $460.0 million. Through June 30, 2026, we have sold shares of our common stock pursuant to the Sales

Agreement (as defined below) and received gross proceeds of $40.0 million. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $895.2 million. Based on our current operating plan, which includes the continued advancement of ELVN-001 and preparations for our planned pivotal trial, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of June 30, 2026, we had an accumulated deficit of $403.3 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $103.7 million and $89.0 million for the years ended December 31, 2025 and 2024, respectively, and $56.1 million for the six months ended June 30, 2026. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

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

Results of Operations

Comparison of the three months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Operating expenses:
Research and development	$28,996	$21,491
General and administrative	8,213	7,093
Total operating expenses	37,209	28,584
Loss from operations	(37,209)	(28,584)
Other income (expense), net	4,724	3,249
Net loss	$(32,485)	$(25,335)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
External expenses:
ELVN-001	$8,315	$5,984
ELVN-002	1,232	3,513
Other	4,034	3,211
Total external expenses	13,581	12,708
Internal expenses:
Employee related expenses	14,772	8,096
Facilities, laboratory supplies and other	643	687
Total internal expenses	15,415	8,783
Total research and development expenses	$28,996	$21,491

Research and development expenses were $29.0 million for the three months ended June 30, 2026 compared to $21.5 million for the three months ended June 30, 2025, an increase of $7.5 million. The increase was due to higher internal research and development costs, consisting of $5.5 million in stock-based compensation, largely attributable to modifications to certain equity awards and higher valuations on equity grants, and $1.1 million in salaries and benefits, and higher external research and development costs, driven by an increase of $2.3 million in ELVN-001 costs due to clinical progression and $0.9 million in other external costs mainly related to higher consulting costs, partially offset by a decrease of $2.3 million in ELVN-002 costs due to our decision not to pursue further development of the program.

General and Administrative Expenses

General and administrative expenses were $8.2 million for the three months ended June 30, 2026 compared to $7.1 million for the three months ended June 30, 2025, an increase of $1.1 million. The increase was driven by higher stock-based compensation of $0.7 million and salaries and benefits of $0.5 million, partially offset by lower other costs of $0.1 million.

Other Income (Expense), Net

Other income was $4.7 million for the three months ended June 30, 2026 compared to $3.2 million for the three months ended June 30, 2025, an increase of $1.5 million. The increase was driven by higher interest income due to a higher investment balance net of lower interest rates.

Results of Operations

Comparison of the six months ended June 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Operating expenses:
Research and development	$49,683	$46,386
General and administrative	15,349	13,891
Total operating expenses	65,032	60,277
Loss from operations	(65,032)	(60,277)
Other income (expense), net	8,920	6,398
Net loss	$(56,112)	$(53,879)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
External expenses:
ELVN-001	$16,097	$10,978
ELVN-002	2,366	11,640
Other	6,713	6,587
Total external expenses	25,176	29,205
Internal expenses:
Employee related expenses	23,401	15,803
Facilities, laboratory supplies and other	1,106	1,378
Total internal expenses	24,507	17,181
Total research and development expenses	$49,683	$46,386

Research and development expenses were $49.7 million for the six months ended June 30, 2026 compared to $46.4 million for the six months ended June 30, 2025, an increase of $3.3 million. The increase was due to higher internal research and development costs, consisting of $6.2 million in stock-based compensation, largely attributable to modifications to certain equity awards and higher valuations on equity grants, and $1.4 million in salaries and benefits, partially offset by a decrease of $0.3 million in other internal costs. This increase was partially offset by lower external research and development costs, driven by a decrease of $9.3 million in ELVN-002 costs due to our decision not to pursue further development of the program, partially offset by an increase of $5.1 million in ELVN-001 costs due to clinical progression and $0.2 million in other external costs.

General and Administrative Expenses

General and administrative expenses were $15.3 million for the six months ended June 30, 2026 compared to $13.9 million for the six months ended June 30, 2025, an increase of $1.4 million. The increase was driven by higher salaries and benefits of $1.3 million and stock-based compensation of $0.5 million, partially offset by lower consulting costs of $0.4 million.

Other Income (Expense), Net

Other income was $8.9 million for the six months ended June 30, 2026 compared to $6.4 million for the six months ended June 30, 2025, an increase of $2.5 million. The increase was driven by higher interest income due to a higher investment balance net of lower interest rates.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have not generated any revenue from product sales or other sources and have incurred significant operating losses and negative cash flows from our operations. Former Enliven funded its operations primarily through private placements of its convertible preferred stock for gross proceeds of $140.5 million and sale of common stock in the Financing Transaction in February 2023 for gross proceeds of $164.5 million. In March 2024, we sold common stock and pre-funded warrants in the Private Placement and received aggregate gross proceeds of $90.0 million. In June 2025, we completed the 2025 Public Offering where we sold common stock and pre-funded warrants, resulting in aggregate gross proceeds of $230.0 million. In June 2026, we completed the 2026 Public Offering where we sold common stock and pre-funded warrants, resulting in aggregate gross proceeds of $460.0 million.

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

Through June 30, 2026, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of June 30, 2026 and December 31, 2025, there was $200.0 million of our common stock available for sale under the Sales Agreement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our BCR-ABL and HER2 programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. As of June 30, 2026, we had cash, cash equivalents and marketable securities of $895.2 million.

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
develop our research pipeline;
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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(37,822)	$(41,184)
Net cash used in investing activities	(399,040)	(182,162)
Net cash provided by financing activities	473,471	218,612
Net increase (decrease) in cash, cash equivalents and restricted cash	$36,609	$(4,734)

Cash Flows from Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026 was $37.8 million. This consisted of a net loss of $56.1 million and net cash outflows from changes in our operating assets and liabilities of $4.0 million (mainly due to a decrease in accounts payable and accrued expenses and other liabilities and an increase in prepaids and other assets), partially offset by noncash charges for stock-based compensation of $21.3 million and other noncash charges of $1.0 million.

Net cash used in operating activities during the six months ended June 30, 2025 was $41.2 million. This consisted of a net loss of $53.9 million and net cash outflows from changes in our operating assets and liabilities of $2.2 million (mainly due to a net decrease in accounts payable and accrued expenses and other liabilities and an increase in prepaids and other assets), partially offset by noncash charges for stock-based compensation of $14.5 million and other noncash charges of $0.4 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended June 30, 2026 was $399.0 million. This consisted of cash used to purchase marketable securities of $626.0 million and purchases of property and equipment of $0.1 million, partially offset by proceeds from maturities of marketable securities of $227.1 million.

Net cash used in investing activities during the six months ended June 30, 2025 was $182.2 million. This consisted of cash used to purchase marketable securities of $299.4 million and purchases of property and equipment of $0.2 million, partially offset by proceeds from maturities of marketable securities of $117.4 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026 was $473.5 million. This consisted of net proceeds from the sale of shares of our common stock and pre-funded warrants in the 2026 Public Offering of $433.5 million (excluding the payment of accrued costs of approximately $0.7 million), proceeds from the exercise of stock options of $39.6 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.4 million.

Net cash provided by financing activities during the six months ended June 30, 2025 was $218.6 million. This consisted of net proceeds from the sale of shares of our common stock and pre-funded warrants in the 2025 Public Offering of $216.6 million (excluding the payment of accrued costs of approximately $0.4 million), proceeds from the exercise of stock options of $1.6 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.4 million.

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

The following table summarizes our contractual obligations and commitments as of June 30, 2026 (in thousands):

	Payments Due by Period
	Total	Remainder of 2026	2027-2028	Thereafter
Operating lease obligations - Boulder Lease	$207	$207	$—	$—
Operating lease obligations - Bay Area Lease	1,494	248	1,026	220
Total	$1,701	$455	$1,026	$220

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of June 30, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2026, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because our investment portfolio has a weighted-average duration of less than one year, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of June 30, 2026, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2026, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2026 at the European Hematology Association 2026 Congress, we presented positive updated clinical data from the ENABLE trial. However, we have not yet demonstrated our ability to complete any clinical trials, obtain marketing approvals, manufacture a commercial-scale product or arrange for a third party to do so on our behalf, develop any required companion diagnostic, or conduct sales and marketing activities necessary for successful product commercialization. As a result, it may be more difficult for investors to accurately predict our likelihood of success and viability than it could be if we had a longer operating history.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $56.1 million for the six months ended June 30, 2026. As of June 30, 2026, we had an accumulated deficit of $403.3 million. We are still in the very early stages of development of our product candidates and have not yet completed any clinical trials. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We will be required to demonstrate with substantial evidence through well-controlled clinical trials that our product candidates are safe and effective for use in a diverse population before we can seek marketing approvals for their commercial sale. Preclinical and clinical testing is expensive and can take many years to complete, and the outcome is inherently uncertain. Failure can occur at any time during the preclinical study and clinical trial processes, and, because our product candidates are in early stages of development, there is a high risk of failure and we may never succeed in developing marketable products.

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

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates including ELVN-001 and product candidates from our other research programs, including the development of any combination drug products or companion diagnostics, or entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop or commercialize our product candidates. A product candidate can unexpectedly fail at any stage of development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. The FDA or a comparable regulatory authority may require approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate or for a specific indication. We and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. Further, in April 2020, the FDA issued new guidance on developing and labeling companion diagnostics for a specific group of oncology therapeutic products, including recommendations to support a broader labeling claim rather than individual therapeutic products. In June 2023, the FDA announced a new voluntary pilot program through which drug manufacturers can provide to the FDA the diagnostic test performance information used to enroll patients into clinical trials for drug approval. Based on assessment of the performance information, the FDA will publish the minimum performance characteristics recommended for similar tests that may be used to select patients for treatment with the approved drug to help laboratories identify specific biomarkers for their development of laboratory-developed tests ("LDTs") and to ensure more consistent performance of these tests for drug selection and improved cancer patient care. In April 2024, the FDA issued a final rule that amends the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and phases out its enforcement discretion for LDTs. On March 31, 2025, the U.S. District Court in Texas ruled that the FDA exceeded its authority and vacated and set aside the FDA LDT final rule in its entirety. To the extent regulatory changes impact how any companion diagnostic or LDT used to identify eligible patients for ELVN-001 or any other product candidate is validated, labeled, or reimbursed, we will need to coordinate such changes with our regulatory submissions for the product candidate, which may delay our regulatory approval. We will continue to evaluate the impact of future lawsuits brought against the FDA as well as future legislative and administrative actions on companion diagnostic development and strategy. Future regulation by the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim.

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

Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial of any product candidate, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenues will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenues which may harm our business, financial condition, results of operations and prospects significantly. We may from time to time support investigator-sponsored trials conducted by academic institutions or other third-party investigators, and we may not have the same degree of control over the design, conduct, timing, data collection, reporting or publication of those trials as we have over Company-sponsored trials. If third-party investigators or institutions fail to comply with applicable protocols, GCP, safety reporting, data privacy, regulatory or other requirements, or if an investigator-sponsored trial generates adverse safety findings, negative or inconclusive efficacy data, intellectual property, publication or data-access disputes, or other results that are difficult to interpret, our development plans, regulatory strategy, proprietary position, reputation or business could be adversely affected.

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

There are currently six BCR-ABL TKIs approved for use in CML by the FDA: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib), which are more fully described in the Business section of our Annual Report on Form 10-K filed with the SEC on March 3, 2026. There are investigational agents in clinical trials for CML. Olverembatinib, developed by Ascentage, is currently in Phase 1 and Phase 3 clinical trials; and MK-4208 (formerly, TERN-701) by Merck, and TGRX-678, developed by Shenzhen TargetRx, are in clinical development.

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

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. From time to time, we have experienced, and may in the future experience, deviations in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, which have resulted and may result in lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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

Further, under the leadership at the HHS under the current administration, agency reorganization, mass layoffs due to the reduction in force initiative and other measures implemented by the Department of Government Efficiency may impact the normal operations of the FDA as well as other federal agencies. FDA may lack adequate staff and resources to meet current review, approval, and inspection schedules, which could delay our anticipated timelines. In January 2025, an executive order entitled “Unleashing Prosperity Through Deregulation” was issued which calls for at least 10 existing regulations to be repealed whenever an executive department or agency publicly proposes for notice and comment or otherwise promulgates a new regulation. Recent developments at the FDA include implementation of Elsa, a generative AI tool, across all centers at the agency, announcement of a plan to phase out animal testing for monoclonal antibodies and certain other drugs, expanded use of unannounced inspections of foreign manufacturing facilities, and the announcement of a new Commissioner’s National Priority Voucher (“CNPV”) program to companies supporting certain U.S. national health priorities and interests. FDA has also increased its scrutiny of foreign drug manufacturing facilities and other contractors based in China, especially with respect to the transfer of biological materials, genetic data, and other sensitive data of American patients to parties located in China. FDA’s “real-time” release of newly issued Complete Response Letters (“CRLs”) associated with pending, withdrawn or abandoned applications, if applicable to any of our product candidates, can materially impact our competitive advantage and intellectual property and may require us to coordinate FDA communications with our public disclosure obligations. It is unclear how our industry and our clinical programs will be impacted by policies and regulations implemented under the current administration and FDA commissioner, or other executive orders. There is significant uncertainty in the industry and how federal agencies like the FDA will change in the coming years under the current administration. To the extent the agency reorganization and other agency changes lead to disruptions in FDA’s operations, our correspondence, inspections and regulatory review processes with the FDA may be materially delayed.

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

Obtaining foreign regulatory approvals and establishing and maintaining compliance with foreign regulatory requirements could result in significant delays, difficulties and costs for us and could delay or prevent the introduction of our products in certain countries. If we fail, or if any future collaborator fails, to comply with the regulatory requirements in international markets or fails to receive applicable marketing approvals, our target market will be reduced and our ability to realize the full market potential of our potential product candidates will be harmed.

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

Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. ELVN-001 has received Fast Track designation from the FDA, but there can be no assurance that this designation will result in faster development or regulatory review or approval, or that we will receive or maintain any other expedited development, review or approval designation. There can be no assurance that, after our evaluation of the feedback and other factors, we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., Fast Track designation or Breakthrough Therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all, because the FDA’s accelerated approval pathways do not guarantee an accelerated review by the FDA. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

ELVN-001 has received Fast Track designation from the FDA, and where possible, we plan to seek Fast Track designation for other product candidates. Even if we receive Fast Track designation for a product candidate, we may be unable to obtain or maintain the benefits associated with Fast Track designation.

ELVN-001 has received Fast Track designation from the FDA, and where possible, we plan to seek Fast Track designation for our other product candidates. Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential Priority Review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If ELVN-001 does not continue to meet the criteria for Fast Track designation, or if any other product candidate receives Fast Track designation but does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval and does not guarantee faster development, review or approval. Fast Track designation alone does not guarantee qualification for the FDA’s Priority Review procedures.

Where possible, we plan to seek Breakthrough Therapy designation from the FDA, which even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process and does not increase the likelihood that our product candidates will receive marketing approval.

Where possible, we plan to seek Breakthrough Therapy designation for one or more of our current or future product candidates. A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For product candidates that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in ineffective control regimens. Product candidates designated as breakthrough therapies by the FDA may also be eligible for other expedited approval programs, including accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy designation for a product candidate may not result in a faster development process, review or approval compared to product candidates considered for approval under non-expedited FDA review procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the product no longer meets the conditions for qualification. Thus, even though we may seek Breakthrough Therapy designation for one or more of our current or future product candidates, there can be no assurance that any such product candidate will receive Breakthrough Therapy designation.

We received orphan drug designation for ELVN-001. We may not be able to obtain additional orphan drug designations or obtain or maintain orphan drug exclusivity for our other product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. In June 2026, the CMS issued a proposed rule that would codify policies established in guidance documents for the Medicare Drug Price Negotiation Program for initial price applicability year 2029 and beyond. CMS plans to release guidance to implement policies related to the effectuation of the maximum fair pricing for the Medicare Drug Price Negotiation Program for 2028. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In November 2025, CMS announced a voluntary initiative called the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model) to introduce the option of most-favored-nation pricing to the Medicaid program, whereby a drug manufacturer may voluntarily offer supplemental rebates to participating state Medicaid programs for a manufacturer’s covered outpatient drugs. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the current presidential administration.

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

We may also be subject to federal and state privacy, data protection and data security laws and regulations in the United States including, without limitation, laws that regulate personal information, including health information. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy, data protection, and data security obligations on entities handling personal information of California consumers, devices, or households. The CCPA requires covered companies to provide new disclosures to California consumers about such companies’ data collection, use and sharing practices and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA also provides consumers with a private right of action in certain data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act (“CPRA”), which significantly modified the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, became operative on January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also creates a new state agency that has authority to implement and enforce the CCPA and the CPRA. We are monitoring developments regarding the CCPA and CPRA in view of our headquarters and operations in California. On September 23, 2025, the California Office of Administrative Law approved final regulations adopted by the California Privacy Protection Agency addressing automated decision-making technology, privacy risk assessments, and cybersecurity audits, which became effective January 1, 2026, with compliance obligations phased in through 2028 and beyond. We anticipate further rulemaking under, and amendments to, the CCPA and CPRA over time.

The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that took effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that took effect in 2025; Indiana, Kentucky, and Rhode Island have enacted similar legislation that has taken effect in 2026; Alabama and Oklahoma have enacted similar legislation that takes effect in 2027; and Vermont has enacted similar legislation that takes effect in 2028. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice issued a final rule that took effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries or with other specified links to China or other designated countries. Collectively, these laws and regulations represent a trend toward more stringent laws and regulations addressing data transfers and other privacy and data security matters in the United States. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with new and evolving legislation relating to privacy and data security.

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

We have previously been, are currently, and may in the future become, subject to legal proceedings and claims that arise in the ordinary course of business, including intellectual property, product liability, employment or employee misclassification, class action, whistleblower and other litigation claims, and governmental and other regulatory investigations and proceedings. We may incur liability under our agreements with third parties, and we are not always indemnified under such agreements. We may also be exposed to increased litigation from stockholders, suppliers and other third parties due to the combination of our business and Former Enliven’s business.

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

As of June 30, 2026, we had 67 full-time employees. Of these employees, 51 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2026, we had 67 full-time employees. Of these employees, 51 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

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

Despite the implementation of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and external processing and storage systems (e.g., cloud), and those of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants, these systems are from time to time vulnerable to breakdown or other damage, disruption, or interruption from service interruptions, system malfunction, power outages, natural disasters, terrorism, acts of vandalism, war, telecommunication and electrical failures, and global pandemics (such as COVID-19), as well as security breaches and incidents from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties (including nation-state and nation-state supported actors), or from cyber-attacks by malicious third parties (including the deployment of harmful malware, ransomware, viruses, denial-of-service attacks, phishing attacks and other forms of social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information, including through the use of artificial intelligence tools to identify and exploit vulnerabilities), which may compromise our system infrastructure or that of our third-party CROs, other contractors (including sites performing our clinical trials) and consultants and have led and could in the future lead to the unauthorized access to or acquisition, use, corruption, loss, destruction, alteration, dissemination, or other processing of, or damage to, our data, data that is processed or maintained on our behalf, or other assets. For example, from time to time, we experience an increase in phishing and other social engineering attacks from third parties in connection with our increase in remote work. As a result, we, as well as any of our CROs, clinical trial sites, manufacturers, other contractors or consultants who may be operating in remote work environments may have increased cyber security and data security risks, due to increased use of home wi-fi networks and virtual private networks, as well as increased disbursement of physical machines. While we implement information technology controls designed to reduce the risk of a cyber security or data security incident, there is no guarantee that these measures will be adequate to safeguard all systems, especially given the number of employees working remotely. Additionally, we have migrated certain data analysis functions from outsourced providers to in-house resources, which may create additional security risks. Additionally, for example, our third-party CROs or other contractors and consultants have suffered, and in the future may suffer, instances of unauthorized access to their systems or data they process on our behalf.

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

We may seek regulatory approval of our product candidates outside of the United States and, accordingly, we expect that we will be subject to additional risks related to operating in foreign countries if we obtain the necessary approvals, including:

•
differing regulatory requirements and reimbursement regimes in foreign countries, such as the lack of pathways for accelerated drug approval, which may result in foreign regulatory approvals taking longer and being more costly than obtaining approval in the United States;
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

As the biopharmaceutical industry expands and the patent landscape relating to our business becomes increasingly crowded with new patent applications and issued patents, including patents directed to compounds, methods of treatment, formulations, manufacturing processes and other technologies, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Generative artificial intelligence resources that are publicly available present a risk that a company may inadvertently obtain, incorporate, or use a third party’s intellectual property. There is also no assurance that there is not prior art of which we are aware, but which we do not believe is relevant to our business, which may, nonetheless, ultimately be found to limit our ability to make, use, sell, offer for sale or import our products that may be approved in the future, or impair our competitive position. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

In addition, a third party may hold proprietary rights that could prevent our product candidates from being marketed or assert a claim of patent infringement directed at any of our product candidates. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates, treatment indications, or processes could subject us to significant liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Moreover, even if we or our future strategic partners were able to obtain a license, the rights may be nonexclusive, which could result in our competitors gaining access to the same intellectual property. In addition, we cannot be certain that we could redesign our product candidates, treatment indications, or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our product candidates, which could harm our business, financial condition and results of operations. In addition, intellectual property litigation, regardless of our outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

For example, the United States Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. For example, the Supreme Court of the United States held in Amgen v. Sanofi (2023) that a functionally claimed genus was invalid for failing to comply with the enablement requirement of the Patent Act. In addition, the Federal Circuit recently issued decisions involving the interaction of patent term adjustment, terminal disclaimers and obvious-type double patenting, and future decisions may further change how patent term, continuation practice and patent-family strategy are evaluated. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the United States Congress, the United States federal courts, the USPTO, or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patent and the patents we might obtain or license in the future. In the 2013 case Assoc. for Molecular Pathology v. Myriad Genetics, Inc., for instance, the U.S. Supreme Court held that certain claims to DNA molecules are not patentable. While we do not believe that any of the patents owned by us will be found invalid based on this decision, we cannot predict how future decisions by the courts, the U.S. Congress or the USPTO may impact the value of our patents. For example, the IRA passed by Congress authorizes the Secretary of the Department of HHS to negotiate prices directly with participating manufacturers for selected medicines covered by Medicare even if these medicines are protected by an existing patent. For small molecule medicines, the process begins seven years after initial approval by the FDA. While we do not believe that the IRA or its effects will impact our ability to obtain patents in the near future, we cannot be certain whether it will affect our patent strategy in the long run. Additionally, recent reforms and changes at government agencies of the United States and those of non-U.S. jurisdictions could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications, and the maintenance, enforcement, or defense of our issued patents. For example, the ability of the USPTO and other applicable patent authorities to properly administer their functions is highly dependent on the levels of funding available to the agency and their ability to retain key personnel and fill key leadership appointments, among various factors. Termination of employees or delays in replacing or hiring for key positions could significantly impact the ability of the USPTO and other applicable patent authorities to fulfill their functions and could greatly impact our ability to timely and adequately prosecute or maintain our patent applications, and our ability to timely and adequately maintain, enforce, or defend our issued patents.

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

Geopolitical developments in and actions by the United States or in foreign countries, including the Russia-Ukraine conflict and conflicts in the Middle East (including the Iran conflict), and retaliatory measures by foreign countries in response to actions by the United States, in particular, tariffs could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities’ intellectual property rights.

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

We currently utilize and depend upon, and plan to utilize and depend upon, independent investigators and collaborators, such as medical institutions, CROs, CMOs, and strategic partners to conduct and support our preclinical studies and clinical trials under agreements with us. For example, we use Pharmaron, located in China, to conduct preclinical studies. Additionally, we manufacture active pharmaceutical ingredients ("APIs") in Europe. Since these facilities are located outside of the United States, we are exposed to the possibility of product supply disruption and increased costs resulting from the trade tensions between the United States and China or the United States and other countries, the policy decisions arising from these tensions, restrictions on biotechnology equipment or services from certain Chinese and other biotechnology firms, and political unrest or unstable economic conditions in China. For example, the U.S. Commerce Department’s Section 232 National Security Investigation of Imports of Pharmaceuticals and Pharmaceutical Ingredients could lead to tariffs on the APIs we obtain from China or Europe, such as those announced in the April 2, 2026, presidential proclamation “Adjusting Imports of Pharmaceuticals and Pharmaceutical Ingredients into the United States,” imposing a tariff up to 100% on certain foreign-produced pharmaceuticals and pharmaceutical ingredients beginning in July 2026. Any of these matters could materially and adversely affect our business and results of operations. Further, we may be exposed to fluctuations in the value of the local currency in China. Future appreciation of the local currency could increase our costs.

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

In addition, various U.S. regulators and legislators have advanced proposals that would limit the exchange of data with commercial counterparties in certain nations, including China, ranging from personal health information to clinical trial data to information related to drug development, and regulators in other countries have considered similar restrictions on the outflow of such data. Further, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of the current presidential administration. Recent legislation known as the BIOSECURE Act was enacted in December 2025 as part of the 2026 National Defense Authorization Act, which places limitations on certain interactions with certain Chinese and other biotechnology firms that may pose a threat to United States national security. Additional proposals and agency actions may further limit those Chinese service providers’ ability to engage in business in the United States or with U.S. government contractors, and additional biotechnology companies of concern may be designated in the future. Clinical trials that we may conduct for ELVN-001 in China may be affected by such regulatory restrictions. We manufacture certain of our product candidates in various countries, including the United States, China and Spain and may in the future manufacture certain of our product candidates in other countries, including countries in Europe, which may increase the cost of manufacturing our product candidates. Potential issues or delays with this transition can impact our clinical plans and timelines, and we expect that such transition will increase our expenses. We have and may continue to face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data within particular jurisdictions, or originally obtained from particular jurisdictions, including China. If we are unable to obtain or use services from existing service providers, to obtain or use any necessary inputs (e.g., data), or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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

Third-party manufacturers may not be able to comply with cGMP regulations or similar regulatory requirements outside of the United States. If our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA, EMA or comparable regulatory authorities, they will not be able to secure and/or maintain marketing approval for their manufacturing facilities. In addition, we do not have control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA, EMA or a comparable foreign regulatory authority does not approve these facilities for the manufacture of our product candidates or if it withdraws any such approval in the future, we will need to find alternative manufacturing facilities, and those new facilities would need to be inspected and approved by the FDA, EMA or comparable regulatory authority prior to commencing manufacturing, which would significantly impact our ability to develop, obtain marketing approval for or market our product candidates, if approved. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates or drugs and harm our business and results of operations.

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

In addition, we measure compensation cost for stock-based awards made to employees, directors and consultants at the grant date, based on the fair value of the award (as determined under U.S. GAAP), and recognize the cost as an expense over the requisite service period or, for certain awards with performance conditions, when achievement of the applicable performance condition is considered probable and over the associated requisite service period, as applicable. As the variables that we use as a basis for valuing these awards change over time, the magnitude of the expense that we must recognize may vary significantly. Also, modifications to outstanding stock-based awards, including changes to their terms or conditions, have resulted, and may result, in incremental stock-based compensation expenses.

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
•
period-to-period fluctuations in our financial results; and
•
the impact of any natural disasters, public health emergencies, health epidemics (including COVID-19) or other outbreaks.

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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenues from the commercial sale of products and will not be able to generate any product revenues until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of June 30, 2026, we had $895.2 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2030. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time, through an “at-the-market” program under the Securities Act. On August 13, 2025, we filed the Automatic Shelf Registration Statement that allows us to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, we also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of our common stock under the Sales Agreement. Through June 30, 2026, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. As of June 30, 2026, there was $200.0 million of common stock available for sale under the Sales Agreement. Additionally, in March 2024, we sold common stock and pre-funded warrants in the Private Placement and received aggregate net proceeds of $89.7 million; in June 2025, we completed the 2025 Public Offering where we sold common stock and pre-funded warrants and received aggregate net proceeds of $216.2 million; and in June 2026, we completed the 2026 Public Offering where we sold common stock and pre-funded warrants and received aggregate net proceeds of $432.6 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We ceased to be an emerging growth company on December 31, 2025 and ceased to be eligible to use the requirements for smaller reporting companies beginning with our Form 10-Q for the first fiscal quarter of 2026. Since we are no longer a smaller reporting company and no longer qualify for applicable exemptions, we are subject to additional laws and regulations affecting public companies that will increase our costs and the demands on management and could harm our operating results.

We are subject to the reporting requirements of the Exchange Act, which requires, among other things, that we file with the SEC, annual, quarterly and current reports with respect to our business and financial condition as well as other disclosure and corporate governance requirements. However, as an emerging growth company, we took advantage of exemptions from various requirements such as an exemption from the requirement to have our independent auditors attest to our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 as well as an exemption from the “say on pay” voting requirements pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. As a “smaller reporting company,” we took advantage of some of the same exemptions from disclosure requirements including not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We ceased to be eligible to use the requirements for smaller reporting companies beginning with our Form 10-Q for the first fiscal quarter of 2026. Since we are no longer a smaller reporting company and no longer qualify for these exemptions, we are required to comply with these additional legal and regulatory requirements applicable to public companies and will incur significant legal, accounting and other expenses to do so. If we are not able to comply with the requirements in a timely manner or at all, our financial condition or the market price of our common stock may be harmed. For example, if we or our independent auditor identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses we could face additional costs to remedy those deficiencies, the market price of our stock could decline or we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. We ceased to be an emerging growth company on December 31, 2025, which was the end of the fifth fiscal year after the completion of our initial public offering. In addition, because the aggregate market value of our common stock held by non-affiliates exceeded $700 million as of June 30, 2025, we became ineligible to use the requirements for smaller reporting companies beginning with our Form 10-Q for the first fiscal quarter of 2026 and will remain a non-accelerated filer through 2026. When we are no longer a “non-accelerated filer,” we will have to provide more expansive disclosure regarding executive compensation in our periodic reports and be subject to shorter filing deadlines, which will require additional time and expense. We will also be required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act.

Our issuance of additional capital stock pursuant to our equity incentive plan and employee stock purchase plan, or in connection with financings, acquisitions, or otherwise will dilute the interests of other security holders and may depress the price of our common stock.

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and pre-funded warrants to purchase 1,071,505 shares of our common stock in the Private Placement; in June 2025, we completed the 2025 Public Offering where we sold 9,920,987 shares of our common stock and pre-funded warrants to purchase 1,780,263 shares of our common stock; and in June 2026, we completed the 2026 Public Offering where we sold 10,533,334 shares of our common stock and pre-funded warrants to purchase 1,733,333 shares of our common stock. Through June 30, 2026, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Our executive officers, directors and principal stockholders will have the ability to significantly influence all matters submitted to our stockholders for approval.

As of June 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 34.4% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Our office facilities are located in California. We have not undertaken a systematic analysis of the potential consequences to our business and financial results from a major blizzard, flood, fire, earthquake, power loss, telecommunications failure, terrorist activity, pandemics or other disasters and do not have a recovery plan for such disasters. In addition, we do not carry sufficient insurance to compensate us for actual losses from interruption of our business that may occur, and any losses or damages incurred by us could harm our business. Also, our CROs and suppliers’ facilities are located in multiple locations where other natural disasters or similar events which could severely disrupt our operations, could expose us to liability and could have a material adverse effect on our business. In addition, telecommunication system failures or disruptions could significantly disrupt our operations since our employees are primarily working remotely. The occurrence of any of these business disruptions could seriously harm our operations and financial condition and increase our costs and expenses. In addition, concerns about terrorism, the effects of a terrorist attack, political turmoil or public health emergency, health epidemic (including COVID-19) or other outbreak could have a negative effect on our operations and the operations of our suppliers, which could harm our business, financial condition and results of operations.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	The Company's Restated Certificate of Incorporation, as amended June 9, 2026				Filed herewith
4.1	Form of Pre-Funded Warrant	8-K	001-39247	4.1	June 12, 2026
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document				Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

Enliven Therapeutics, Inc.

Date: August 5, 2026	By:	/s/ Richard Fair
Richard Fair
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2026	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)