Form 10-Q
period 2026-09-30
Enliven Therapeutics, Inc.
filed 2026-11-05
CIK 1672619

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 28, 2026, the registrant had 73,595,132 shares of common stock, $0.001 par value per share, outstanding.

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
•
the timing, progress and results of clinical trials for relcobatinib (ELVN-001) from our BCR-ABL (as defined below) program and other product candidates we have and may in the future develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies or trials will become available, and research and development programs;
•
the potential of, and plans regarding, market opportunities, and expectations regarding our programs, including relcobatinib;
•
the timing, scope and likelihood of regulatory filings and approvals, including timing of investigational new drug applications ("INDs") and final U.S. Food and Drug Administration (“FDA”) approval of relcobatinib from our BCR-ABL program and any other future product candidates;
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
•
expectations regarding preparations for our planned ENABLE-2 Phase 3 pivotal trial, and potential for accelerated approval or other expedited regulatory designations for relcobatinib;
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
•
our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering relcobatinib from our BCR-ABL program and other product candidates we may develop, including the extensions of existing patent terms where available, the validity of intellectual property rights held by third parties, and our ability not to infringe, misappropriate or otherwise violate any third-party intellectual property rights;
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
•
the pricing and reimbursement of relcobatinib from our BCR-ABL program and other product candidates we may develop, if approved;
•
the rate and degree of market acceptance and clinical utility of relcobatinib from our BCR-ABL program and other product candidates we may develop;
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

Part I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except share and per share amounts)

	As of	As of
	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$151,667	$98,896
Marketable securities	732,684	363,725
Prepaid expenses and other current assets	10,405	12,257
Total current assets	894,756	474,878
Property and equipment, net	201	34
Operating lease right-of-use assets	1,306	383
Deferred offering costs	—	217
Other long-term assets	962	656
Total assets	$897,225	$476,168
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,730	$2,159
Accrued expenses and other current liabilities	16,743	14,409
Total current liabilities	19,473	16,568
Long-term liabilities	805	—
Total liabilities	20,278	16,568
Commitments and contingencies (Note 8)
Stockholders' equity:
Preferred stock, par value $0.001; authorized shares - 10,000,000; issued and outstanding shares - none	—	—
Common stock, par value $0.001; authorized shares - 200,000,000 and 100,000,000 at September 30, 2026 and December 31, 2025, respectively; issued and outstanding shares - 73,557,369 and 59,440,045 at September 30, 2026 and December 31, 2025, respectively	74	59
Additional paid-in capital	1,311,367	806,373
Accumulated other comprehensive (loss) income	(3,513)	334
Accumulated deficit	(430,981)	(347,166)
Total stockholders’ equity	876,947	459,600
Total liabilities and stockholders' equity	$897,225	$476,168

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$28,024	$18,225	$77,707	$64,611
General and administrative	8,021	6,871	23,370	20,762
Total operating expenses	36,045	25,096	101,077	85,373
Loss from operations	(36,045)	(25,096)	(101,077)	(85,373)
Other income (expense), net
Interest income	8,353	4,948	17,281	11,395
Other expense	(11)	—	(19)	(49)
Total other income (expense), net	8,342	4,948	17,262	11,346
Net loss	(27,703)	(20,148)	(83,815)	(74,027)
Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities	(1,608)	398	(3,847)	166
Comprehensive loss	$(29,311)	$(19,750)	$(87,662)	$(73,861)
Net loss per share, basic and diluted	$(0.36)	$(0.32)	$(1.21)	$(1.35)
Weighted-average shares outstanding, basic and diluted	77,982,007	62,093,795	69,039,919	54,794,155

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

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

(in thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance - January 1, 2026	59,440,045	$59	$806,373	$334	$(347,166)	$459,600
Exercise of common stock options	1,435,253	2	10,709	—	—	10,711
Vesting of restricted stock units	14,357	—	—	—	—	—
Stock-based compensation	—	—	7,397	—	—	7,397
Net loss	—	—	—	—	(23,627)	(23,627)
Other comprehensive loss	—	—	—	(716)	—	(716)
Balance - March 31, 2026	60,889,655	$61	$824,479	$(382)	$(370,793)	$453,365
Exercise of common stock options	1,795,854	1	28,928	—	—	28,929
Vesting of restricted stock units	8,541	—	—	—	—	—
Issuance of common stock under the ESPP	24,264	—	354	—	—	354
Issuance of common stock and pre-funded warrants in the 2026 Public Offering, net of issuance costs of $27,405	10,533,334	11	432,583	—	—	432,594
Stock-based compensation	—	—	13,915	—	—	13,915
Net loss	—	—	—	—	(32,485)	(32,485)
Other comprehensive loss	—	—	—	(1,523)	—	(1,523)
Balance - June 30, 2026	73,251,648	$73	$1,300,259	$(1,905)	$(403,278)	$895,149
Exercise of common stock options	297,175	1	3,052	—	—	3,053
Vesting of restricted stock units	8,546	—	—	—	—	—
Stock-based compensation	—	—	8,056	—	—	8,056
Net loss	—	—	—	—	(27,703)	(27,703)
Other comprehensive loss	—	—	—	(1,608)	—	(1,608)
Balance - September 30, 2026	73,557,369	$74	$1,311,367	$(3,513)	$(430,981)	$876,947

See accompanying notes to unaudited condensed consolidated financial statements.

ENLIVEN THERAPEUTICS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(83,815)	$(74,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	34	217
Stock-based compensation	29,368	21,708
Noncash lease expense	415	261
Amortization of premiums and discounts on marketable securities, net	(289)	(282)
Changes in operating assets and liabilities:
Prepaid expenses, other current and long-term assets	1,546	(411)
Operating lease liabilities	(422)	(246)
Accounts payable	571	(11)
Accrued expenses and other liabilities	2,215	(1,672)
Net cash used in operating activities	(50,377)	(54,463)
Cash flows from investing activities:
Maturities of marketable securities	299,453	185,209
Purchases of marketable securities	(671,970)	(371,271)
Purchases of property and equipment	(193)	(158)
Net cash used in investing activities	(372,710)	(186,220)
Cash flows from financing activities:
Proceeds from exercise of stock options	42,693	1,767
Proceeds from issuance of common stock under the ESPP	354	427
Proceeds from issuance of common stock and pre-funded warrants, net of issuance costs	432,811	216,169
Payment of deferred offering costs	—	(119)
Net cash provided by financing activities	475,858	218,244
Net increase (decrease) in cash, cash equivalents and restricted cash	52,771	(22,439)
Cash, cash equivalents and restricted cash at the beginning of the period	98,896	124,171
Cash, cash equivalents and restricted cash at the end of the period	$151,667	$101,732

Supplemental disclosure of noncash investing and financing activities:
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,338	$736
Deferred offering costs included in accounts payable	$—	$98
Purchases of property and equipment included in accrued expenses and other current liabilities	$8	$—

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

The Company has incurred significant losses and negative cash flows from operations since inception. As of September 30, 2026, the Company had an accumulated deficit of $431.0 million. The Company expects that its operating losses and negative cash flows will continue for the foreseeable future as the Company continues to develop its product candidates. The Company currently expects that its cash, cash equivalents and marketable securities of $884.4 million as of September 30, 2026 will be sufficient to fund operating expenses and capital requirements for at least 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

On June 23, 2023, the Company entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the "Sales Agent”), pursuant to which the Company may offer and sell shares of its common stock, from time to time, through an “at-the-market” program under the Securities Act of 1933 (the “Securities Act”). On August 13, 2025, the Company filed an automatic shelf registration statement on Form S-3ASR (the “Automatic Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”) that allows the Company to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, the Company also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. As of September 30, 2026 and December 31, 2025, there was $200.0 million of common stock available for sale under the Sales Agreement.

Refer to Note 9 for further discussion.

2. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in conformity with generally accepted accounting principles in the United States of America ("U.S. GAAP"), for interim financial information and pursuant to Article 10 of Regulation S-X of the Securities Act. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s audited financial statements and include only normal and recurring adjustments that the Company believes are necessary to fairly state the Company’s financial position and the results of its operations and cash flows. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results expected for the full fiscal year or any subsequent interim period. The condensed consolidated balance sheet as of December 31, 2025 has been derived from the audited financial statements at that date but does not include all disclosures required by U.S. GAAP for complete financial statements. Because all of the disclosures required by U.S. GAAP for complete financial statements are not included herein, these unaudited condensed consolidated financial statements and the notes accompanying them should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2026. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP, as found in the Accounting Standards Codification ("ASC") and Accounting Standards Update ("ASU") of the Financial Accounting Standards Board ("FASB").

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

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents are recorded at cost, which approximates fair value. As of September 30, 2026 and December 31, 2025, cash and cash equivalents consisted primarily of checking and money market funds composed of U.S. government obligations.

Restricted cash

The Company classifies all cash whose use is limited by contractual provisions as restricted cash. As of September 30, 2026 and December 31, 2025, the Company had no restricted cash.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash, cash equivalents and marketable securities. The Company maintains deposits in U.S. federally insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding approved investments, credit quality, diversification, liquidity and maturities of investments, which are designed to maintain safety and liquidity. Although management currently believes that the financial institutions with whom it does business will be able to fulfill their commitments to the Company, there is no assurance that those institutions will be able to continue to do so. As of September 30, 2026, the Company has not experienced any losses in its accounts and believes it is not exposed to significant credit risk on its cash balances.

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

Deferred offering costs

Deferred offering costs represent legal, accounting and other direct costs incurred in connection with the Company’s efforts to raise capital through a public or private sale of the Company’s common stock prior to the completion of the offering. These costs are generally deferred until the completion of the applicable offering, at which time such costs are reclassified to additional paid-in-capital as issuance costs and recorded as a reduction of the proceeds. In the instance where a planned equity financing is abandoned, terminated or significantly delayed, the deferred offering costs are recorded as expense in the period of such determination.

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

The Company evaluates its uncertain tax positions using the provisions of ASC Topic 740, Income taxes, which prescribes a recognition threshold that a tax position is required to meet before being recognized in the consolidated financial statements by using a "more-likely-than-not" criteria for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company recognizes a tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based on the merits of the position. The provision for income taxes includes the effects of any resulting tax reserves, or unrecognized tax benefits, which are considered appropriate as well as the related net interest and penalties. As of September 30, 2026, there have been no interest or penalties charged in relation to the unrecognized tax benefits.

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

While the Company operates as a single reportable segment, the Company’s external research and development expenses for relcobatinib (ELVN-001) and ELVN-002 are tracked and regularly reported to the CODM. Research and development costs consist primarily of external costs, such as fees paid to contract research organizations, contract manufacturing organizations, consultants and contractors, in connection with clinical, preclinical and research activities, as well as internal costs, such as personnel costs, including stock-based compensation, facilities-related expenses, depreciation, laboratory supplies, travel expenses and other allocated expenses. The CODM regularly uses program progress, clinical data and cash balance, as well as relcobatinib, ELVN-002 and other program external expenses, to assess segment performance and make decisions about resource allocation. The measure of segment assets is reported on the balance sheet as total consolidated assets.

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

3. Fair Value Measurements

The following tables set forth the fair value of the Company’s financial assets measured at fair value on a recurring basis and indicates the level within the fair value hierarchy utilized to determine such values (in thousands):

As of September 30, 2026	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury-backed money market funds	$150,943	$150,943	$—	$—
Marketable securities:
U.S. Treasury securities	732,684	732,684	—	—
Total	$883,627	$883,627	$—	$—

As of December 31, 2025	Total	Level 1	Level 2	Level 3
Cash equivalents:
U.S. Treasury-backed money market funds	$98,146	$98,146	$—	$—
Marketable securities:
U.S. Treasury securities	363,725	363,725	—	—
Total	$461,871	$461,871	$—	$—

CVR asset and liability

During the fourth quarter of 2023, based on information received from the third-party developing the assets indicating that the first milestone under the asset purchase agreement was likely to be achieved, the Company recorded a $10.0 million CVR asset and corresponding CVR liability as of December 31, 2023. In March 2024, the Company received formal notification from the third-party that the first milestone had been achieved, and the Company received the $10.0 million milestone payment in April 2024. In August 2024, the Company remitted $9.1 million, net of permitted deductions of $0.9 million, to the rights agent for distribution to the CVR holders. The Company continues to reassess the fair value of the second milestone as the assets are developed. As the second milestone event under this asset purchase agreement relates to the potential future commercialization of the assets, no value was attributed to this milestone, as its achievement was deemed improbable as of September 30, 2026 and December 31, 2025.

4. Marketable Securities

The Company’s marketable securities are classified as available-for-sale and are stated at fair value. Marketable securities consisted of the following (in thousands):

As of September 30, 2026	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$557,260	$—	$(2,061)	$555,199
U.S. Treasury securities	1 - 2	178,937	—	(1,452)	177,485
Total		$736,197	$—	$(3,513)	$732,684

As of December 31, 2025	Maturity (in years)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury securities	1 or less	$307,970	$327	$(4)	$308,293
U.S. Treasury securities	1 - 2	55,421	20	(9)	55,432
Total		$363,391	$347	$(13)	$363,725

5. Leases

Operating leases

In September 2024, the Company entered into a non-cancellable operating lease (the "Boulder Lease") with Crestview, LLC in Boulder, Colorado. Under the terms of the Boulder Lease, the Company will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. The Company does not intend to exercise the renewal option, and the Boulder Lease is expected to expire on December 31, 2026. The monthly base rent at commencement was $33,000, with a 50% rent abatement for the first month’s rent, and the monthly base rent increased by 3.5% annually. The Company recorded an ROU asset and lease liability of $0.7 million related to the Boulder Lease upon commencement in January 2025. The Company is required to pay base rent expense as well as its proportionate share of the facilities operating expenses. The non-lease components, consisting primarily of facilities operating expenses, are paid separately based on actual costs incurred. Therefore, the variable non-lease components were not included in the ROU assets and lease liabilities and are reflected as expense in the period incurred.

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

As of September 30, 2026, the Company had two operating leases, the Boulder Lease and the Bay Area Lease, with a weighted-average remaining lease term of 2.5 years. The weighted-average discount rate used to calculate the ROU assets and lease liabilities was 9.5%, which was based on the Company's estimated borrowing rates on collateralized loans. As of September 30, 2026, total ROU assets and lease liabilities were $1.3 million and $1.3 million, respectively. As of December 31, 2025, total ROU assets and lease liabilities were $0.4 million and $0.4 million, respectively.

As of September 30, 2026, the future minimum lease payments under the Company's operating leases were as follows (in thousands):

As of
September 30, 2026
Year ending December 31,
2026 (remaining three months)	$228
2027	505
2028	521
Thereafter	220
Total future minimum lease payments	1,474
Less: amount representing interest	(159)
Present value of lease liabilities	1,315
Less: current portion of lease liabilities	(510)
Lease liabilities, non-current	$805

Cash paid for amounts included in the measurement of operating lease liabilities was $227,000 and $100,000 for the three months ended September 30, 2026 and 2025, respectively, and $476,000 and $283,000 for the nine months ended September 30, 2026 and 2025, respectively. The Company recognized rent expense of $228,000 and $100,000 for the three months ended September 30, 2026 and 2025, respectively, and $470,000 and $299,000 for the nine months ended September 30, 2026 and 2025, respectively.

No impairment losses were recognized during the three and nine months ended September 30, 2026 and 2025.

6. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	As of	As of
	September 30, 2026	December 31, 2025
Computer equipment	$278	$263
Furniture and fixtures	168	—
Leasehold improvements	18	—
Property and equipment, gross	464	263
Less: accumulated depreciation	(263)	(229)
Property and equipment, net	$201	$34

Depreciation expense was $13,000 and $62,000 for the three months ended September 30, 2026 and 2025, respectively, and $34,000 and $217,000 for the nine months ended September 30, 2026 and 2025, respectively.

7. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	As of	As of
	September 30, 2026	December 31, 2025
Accrued employee compensation costs	$5,313	$4,295
Accrued research and development costs	9,460	8,080
Lease liability	510	399
Accrued legal and professional fees	1,286	1,284
Other	174	351
Accrued expenses and other current liabilities	$16,743	$14,409

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

Indemnification agreements

In the ordinary course of business, the Company has provided and may provide indemnification of varying scope and terms to vendors, consultants, lessors, business partners and other parties with respect to certain matters including, but not limited to, losses arising of breach of such agreements or from intellectual property infringement claims made by third parties. In addition, the Company has entered into indemnification agreements with members of its board of directors that will require the Company, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is, in many cases, unlimited. To date, the Company has not incurred any material costs as a result of such indemnifications. The Company is not aware of any claims under indemnification arrangements, and it has not accrued any liabilities related to such obligations in its condensed consolidated financial statements as of September 30, 2026 and December 31, 2025.

9. Common Stock

As of September 30, 2026 and December 31, 2025, the Company’s Amended and Restated Certificate of Incorporation, as amended, authorized 200,000,000 and 100,000,000 shares, respectively, of common stock, par value $0.001, of which 73,557,369 and 59,440,045 shares, respectively, were issued and outstanding.

Each share of common stock entitles the holder to one vote on all matters submitted to a vote of the Company’s stockholders. Common stockholders are entitled to receive dividends, as may be declared by the Company’s board of directors, if any. No dividends have been declared or paid by the Company through September 30, 2026.

On June 23, 2023, the Company entered into the Sales Agreement with the Sales Agent, pursuant to which the Company may offer and sell shares of its common stock, from time to time. On August 13, 2025, the Company filed the Automatic Shelf Registration Statement with the SEC that allows the Company to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, the Company also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of its common stock under the Sales Agreement. During the nine months ended September 30, 2026, and the year ended December 31, 2025, there were no sales of common stock pursuant to the Sales Agreement.

On March 21, 2024, the Company sold in a private placement (the "Private Placement") 5,357,144 shares of its common stock at $14.00 per share and pre-funded warrants to purchase 1,071,505 shares of its common stock at a price of $13.999 per pre-funded warrant, resulting in aggregate gross proceeds of $90.0 million, before issuance costs of $0.3 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of September 30, 2026, all of the pre-funded warrants related to the Private Placement remain unexercised and outstanding.

On June 16, 2025, the Company completed an underwritten public offering (the "2025 Public Offering") where it sold 9,920,987 shares of its common stock at a price to the public of $19.66 per share and pre-funded warrants to purchase 1,780,263 shares of its common stock at a price to the public of $19.659 per pre-funded warrant, resulting in aggregate gross proceeds of $230.0 million, before issuance costs of $13.9 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of September 30, 2026, all of the pre-funded warrants related to the 2025 Public Offering remain unexercised and outstanding.

On June 15, 2026, the Company completed the 2026 Public Offering where it sold 10,533,334 shares of its common stock at a price to the public of $37.50 per share and pre-funded warrants to purchase 1,733,333 shares of its common stock at a price to the public of $37.499 per pre-funded warrant, resulting in aggregate gross proceeds of $460.0 million, before issuance costs of $27.4 million. The pre-funded warrants have an exercise price of $0.001 per share, subject to proportional adjustments in the event of stock splits or combinations or similar events, are immediately exercisable on the date of issuance and remain exercisable until exercised in full. As of September 30, 2026, all of the pre-funded warrants related to the 2026 Public Offering remain unexercised and outstanding.

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

The Company had the following shares of common stock reserved for future issuance:

	As of	As of
	September 30, 2026	December 31, 2025
Issuance of common stock upon exercise of stock options	7,563,051	9,325,875
Issuance of common stock upon vesting of restricted stock units	351,762	76,973
Equity awards available for grant under equity plans	5,164,367	4,561,256
Shares available for issuance under the ESPP	699,490	723,754
Issuance of common stock upon exercise of pre-funded warrants	4,585,101	2,851,768
Total common stock reserved for future issuance	18,363,771	17,539,626

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, the amendment and restatement of the 2020 Plan. The number of shares reserved for issuance under the 2020 Plan is equal to 4,275,000 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2032, equal to the least of (i) 4.5% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (ii) an amount determined by the Company’s board of directors. The shares of common stock underlying any awards that expire, terminate, or are otherwise surrendered, cancelled, forfeited or repurchased by the Company under the 2020 Plan will be added back to the shares of common stock available for issuance under the 2020 Plan. On June 18, 2024, the Company’s stockholders approved the amendment and restatement of the 2020 Plan, which increased the number of shares authorized for issuance thereunder by 2,900,000 shares. As of September 30, 2026, 5,164,367 shares of the Company’s common stock remained available for issuance under the 2020 Plan.

2025 Inducement Equity Incentive Plan

Effective December 9, 2025, the Company’s board of directors adopted the 2025 Inducement Equity Incentive Plan (the “Inducement Plan”), which, subject to the adjustment provisions of the Inducement Plan, reserved 875,000 shares of the Company’s common stock for issuance pursuant to equity awards granted under the Inducement Plan. The Inducement Plan was adopted without stockholder approval pursuant to The Nasdaq Stock Market LLC’s (“Nasdaq”) applicable Listing Rules. The Inducement Plan provides for the grant of equity-based awards, including non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units, and its terms are substantially similar to the Company’s 2020 Plan, subject to modifications intended to comply with the Nasdaq inducement award and acquisition and merger exceptions. In accordance with the Nasdaq Listing Rules, awards under the Inducement Plan may only be granted to individuals who were not previously employees or non-employee directors of the Company (or following such individuals’ bona fide period of non-employment with the Company), as an inducement material to the individuals’ entry into employment with the Company, or, to the extent permitted, in connection with a merger or acquisition. As of September 30, 2026, 0 shares of the Company’s common stock remained available for issuance under the Inducement Plan.

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

On November 8, 2022, the Company’s board of directors adopted, and on February 22, 2023, the Company’s stockholders approved, an amendment to the ESPP to increase its share reserve. The number of shares reserved for issuance under the ESPP is equal to

407,133 shares of the Company’s common stock. The number of shares reserved shall be annually increased on the first day of each fiscal year, beginning with the fiscal year commencing on January 1, 2024 and continuing until, and including, the fiscal year commencing January 1, 2043, equal to the least of (i) 407,133 shares of the Company’s common stock, (ii) 1% of the number of shares of the Company’s common stock outstanding on the first day of such fiscal year and (iii) an amount determined by the Company’s board of directors. As of September 30, 2026, 699,490 shares of the Company’s common stock remained available for issuance under the ESPP.

The Company issued 24,264 and 22,957 shares of its common stock under the ESPP during the nine months ended September 30, 2026 and 2025, respectively. The Company had an outstanding liability of $216,000 and $48,000 at September 30, 2026 and December 31, 2025, respectively, which is included in accrued expenses and other current liabilities on the condensed consolidated balance sheets, for employee contributions to the ESPP for shares pending issuance at the end of the offering period. As of September 30, 2026, total stock-based compensation cost not yet recognized related to stock purchase rights under the ESPP was $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Stock options

The following table summarizes stock option activity:

	Stock Options Outstanding	Weighted-Average Exercise Price
Outstanding - January 1, 2026	9,325,875	$16.23
Options granted	2,369,382	28.54
Options exercised	(3,528,282)	12.10
Options cancelled and forfeited	(603,924)	22.34
Outstanding - September 30, 2026	7,563,051	$21.53

In February 2026, the Company granted a performance-based stock option award to purchase 200,000 shares of its common stock with an exercise price of $27.16 per share, which is included in the options granted and related weighted-average exercise price in the table above. The award vests upon the achievement of specified development milestones related to current preclinical programs and continued service. As of September 30, 2026, the performance conditions were not considered probable, and accordingly, no stock-based compensation expense has been recognized related to this award. As a result, the performance-based award is excluded from total unrecognized stock-based compensation cost as of September 30, 2026.

As of September 30, 2026, total compensation cost not yet recognized related to unvested stock options was $67.9 million, which is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock units

Restricted stock units ("RSUs") are valued at the market price of a share of the Company’s common stock on the date of grant. The following table summarizes RSU activity:

	Number of Shares	Weighted-Average Grant Date Fair Value
Unvested - January 1, 2026	76,973	$17.30
Granted	332,325	29.75
Vested	(31,444)	17.74
Forfeited	(26,092)	27.16
Unvested - September 30, 2026	351,762	$28.29

As of September 30, 2026, total compensation cost not yet recognized related to unvested RSUs was $8.7 million, which is expected to be recognized over a weighted-average period of 3.3 years.

Stock-based compensation expense

The allocation of stock-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$4,781	$3,706	$18,303	$10,987
General and administrative	3,275	3,479	11,065	10,721
Total stock-based compensation expense	$8,056	$7,185	$29,368	$21,708

The assumptions used in the Black-Scholes model to determine the fair value of stock option grants and stock purchase rights under the ESPP were as follows:

	Nine Months Ended September 30,
Stock Options	2026	2025
Expected term (years)	5.5 - 6.5	5.3 - 6.1
Expected volatility	80% - 82%	81%
Risk-free interest rate	3.8% - 4.3%	3.8% - 4.5%
Expected dividend yield	—%	—%

	Nine Months Ended September 30,
ESPP	2026	2025
Expected term (years)	0.5	0.5
Expected volatility	74%	72%
Risk-free interest rate	3.8%	4.3%
Expected dividend yield	—%	—%

11. Segment Information

Segment financial information used by the CODM to assess segment performance and make decisions about resource allocation was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development:
External expenses
Relcobatinib (ELVN-001)	$11,969	$4,684	$28,066	$15,662
ELVN-002	1,030	2,337	3,396	13,977
Other (1)	3,991	2,645	10,704	9,232
Internal expenses
Salaries and benefits	5,558	4,202	15,437	12,724
Stock-based compensation	4,781	3,706	18,303	10,987
Facilities, laboratory supplies and other (2)	695	651	1,801	2,029
Total research and development expenses	28,024	18,225	77,707	64,611
General and administrative:
Salaries and benefits	1,647	1,354	5,708	4,104
Stock-based compensation	3,275	3,479	11,065	10,721
Other (3)	3,099	2,038	6,597	5,937
Total general and administrative expenses	8,021	6,871	23,370	20,762
Total operating expenses	36,045	25,096	101,077	85,373
Other income (expense), net	8,342	4,948	17,262	11,346
Net loss	$(27,703)	$(20,148)	$(83,815)	$(74,027)

(1) Other external research and development costs primarily represent contract research, preclinical studies and manufacturing costs that are not related to relcobatinib and ELVN-002, as well as general consulting costs.

(2) Other internal research and development costs primarily represent travel, expensed software and depreciation.

(3) Other general and administrative costs primarily represent insurance, professional fees, expensed software, taxes and travel.

12. Net Loss Per Share

Basic and diluted net loss per common share were calculated as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(27,703)	$(20,148)	$(83,815)	$(74,027)
Denominator:
Weighted-average common shares outstanding (including vested and unvested shares)	77,982,007	62,094,190	69,039,919	54,799,179
Less: weighted-average unvested common stock issued upon early exercise of common stock options	—	(395)	—	(5,024)
Weighted-average shares used to compute net loss per common share, basic and diluted	77,982,007	62,093,795	69,039,919	54,794,155
Net loss per share, basic and diluted	$(0.36)	$(0.32)	$(1.21)	$(1.35)

Outstanding pre-funded warrants to purchase 4,585,101 and 2,851,768 shares of the Company's common stock as of September 30, 2026 and 2025, respectively, were used in the calculation of the weighted-average common shares outstanding for the corresponding periods presented above.

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

	As of September 30,
	2026	2025
Stock options outstanding	7,563,051	9,496,336
Unvested restricted stock units	351,762	83,577
ESPP shares pending issuance	5,987	10,147
Total	7,920,800	9,590,060

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery and development of small molecule therapeutics to help people not only live longer, but live better. We aim to address existing and emerging unmet needs with a precision medicine approach that improves survival and enhances overall well-being. Our discovery process combines deep insights into clinically validated biological targets and differentiated chemistry with the goal of designing therapies for unmet needs. By combining clinically validated targets and specific target product profiles with disciplined clinical trial design and regulatory strategy, we aim to develop drugs that address unmet needs with an increased probability of clinical and commercial success. Validated targets are those whose role in disease pathology have been demonstrated by mechanistic and clinical studies. We are currently advancing relcobatinib, including preparations for our planned ENABLE-2 Phase 3 pivotal trial, as well as pursuing additional research-stage opportunities that align with our small molecule development approach.

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

Former Enliven funded its operations primarily through private placements of its convertible preferred stock and sale of common stock, raising aggregate gross proceeds of $140.5 million from these private placements and an aggregate of $164.5 million in gross proceeds from the sale of common stock in the Former Enliven pre-closing financing (the “Financing Transaction”). In March 2024, we sold in a private placement (the "Private Placement") common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $90.0 million. In June 2025, we completed an underwritten public offering (the "2025 Public Offering") where we sold common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $230.0 million. In June 2026, we completed an underwritten public offering (the "2026 Public Offering") where we sold common stock and pre-funded warrants to purchase shares of our common stock, resulting in aggregate gross proceeds of $460.0 million. Through September 30, 2026, we have sold shares of our common stock pursuant to the Sales Agreement (as defined below) and received gross proceeds of $40.0 million. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $884.4 million. Based on our current operating plan, which includes the continued

advancement of relcobatinib and preparations for our planned pivotal trial, our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Form 10-Q.

As of September 30, 2026, we had an accumulated deficit of $431.0 million. We have incurred significant losses and negative cash flows from operations since inception, including net losses of $103.7 million and $89.0 million for the years ended December 31, 2025 and 2024, respectively, and $83.8 million for the nine months ended September 30, 2026. We expect that our operating losses and negative operating cash flows will continue for the foreseeable future as we continue to develop our product candidates.

Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on a variety of factors including the timing and scope of our research and development activities. We expect our expenses and capital requirements will increase substantially in connection with our ongoing activities, if and as we:

•
advance our BCR-ABL program through clinical development;
•
make changes to our clinical development plan for relcobatinib;
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

Results of Operations

Comparison of the three months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Operating expenses:
Research and development	$28,024	$18,225
General and administrative	8,021	6,871
Total operating expenses	36,045	25,096
Loss from operations	(36,045)	(25,096)
Other income (expense), net	8,342	4,948
Net loss	$(27,703)	$(20,148)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
External expenses:
Relcobatinib (ELVN-001)	$11,969	$4,684
ELVN-002	1,030	2,337
Other	3,991	2,645
Total external expenses	16,990	9,666
Internal expenses:
Employee related expenses	10,339	7,908
Facilities, laboratory supplies and other	695	651
Total internal expenses	11,034	8,559
Total research and development expenses	$28,024	$18,225

Research and development expenses were $28.0 million for the three months ended September 30, 2026 compared to $18.2 million for the three months ended September 30, 2025, an increase of $9.8 million. The increase was due to higher external research and development costs, driven by an increase of $7.3 million in relcobatinib costs due to clinical progression and $1.3 million in other external costs, partially offset by a decrease of $1.3 million in ELVN-002 costs due to our decision not to pursue further development of the program, and higher internal research and development costs, consisting of $1.4 million in salaries and benefits and $1.1 million in stock-based compensation.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended September 30, 2026 compared to $6.9 million for the three months ended September 30, 2025, an increase of $1.1 million. The increase was driven by higher professional fees of $0.8 million and other costs of $0.3 million.

Other Income (Expense), Net

Other income was $8.3 million for the three months ended September 30, 2026 compared to $4.9 million for the three months ended September 30, 2025, an increase of $3.4 million. The increase was driven by higher interest income due to a higher investment balance net of lower interest rates.

Results of Operations

Comparison of the nine months ended September 30, 2026 and 2025

The following table summarizes our results of operations for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Operating expenses:
Research and development	$77,707	$64,611
General and administrative	23,370	20,762
Total operating expenses	101,077	85,373
Loss from operations	(101,077)	(85,373)
Other income (expense), net	17,262	11,346
Net loss	$(83,815)	$(74,027)

Research and Development Expenses

The following table summarizes our research and development expenses for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
External expenses:
Relcobatinib (ELVN-001)	$28,066	$15,662
ELVN-002	3,396	13,977
Other	10,704	9,232
Total external expenses	42,166	38,871
Internal expenses:
Employee related expenses	33,740	23,711
Facilities, laboratory supplies and other	1,801	2,029
Total internal expenses	35,541	25,740
Total research and development expenses	$77,707	$64,611

Research and development expenses were $77.7 million for the nine months ended September 30, 2026 compared to $64.6 million for the nine months ended September 30, 2025, an increase of $13.1 million. The increase was due to higher internal research and development costs, consisting of $7.3 million in stock-based compensation, largely attributable to modifications to certain equity awards and higher valuations on equity grants, and $2.7 million in salaries and benefits, partially offset by a decrease of $0.2 million in other internal costs, and higher external research and development costs, driven by an increase of $12.4 million in relcobatinib costs due to clinical progression and $1.5 million in other external costs, partially offset by a decrease of $10.6 million in ELVN-002 costs due to our decision not to pursue further development of the program.

General and Administrative Expenses

General and administrative expenses were $23.4 million for the nine months ended September 30, 2026 compared to $20.8 million for the nine months ended September 30, 2025, an increase of $2.6 million. The increase was driven by higher salaries and benefits of $1.6 million, professional fees of $0.4 million, stock-based compensation of $0.3 million and other costs of $0.3 million.

Other Income (Expense), Net

Other income was $17.3 million for the nine months ended September 30, 2026 compared to $11.3 million for the nine months ended September 30, 2025, an increase of $6.0 million. The increase was driven by higher interest income due to a higher investment balance net of lower interest rates.

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

Through September 30, 2026, we have sold shares of our common stock pursuant to the Sales Agreement and received gross proceeds of $40.0 million. As of September 30, 2026 and December 31, 2025, there was $200.0 million of our common stock available for sale under the Sales Agreement.

Our primary uses of cash to date have been to fund our research and development activities, including with respect to our BCR-ABL (relcobatinib) and HER2 (ELVN-002) programs and our other programs, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these activities. As of September 30, 2026, we had cash, cash equivalents and marketable securities of $884.4 million.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(50,377)	$(54,463)
Net cash used in investing activities	(372,710)	(186,220)
Net cash provided by financing activities	475,858	218,244
Net increase (decrease) in cash, cash equivalents and restricted cash	$52,771	$(22,439)

Cash Flows from Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026 was $50.4 million. This consisted of a net loss of $83.8 million, partially offset by noncash charges for stock-based compensation of $29.4 million, net cash inflows from changes in our operating assets and liabilities of $3.9 million (mainly due to an increase in accounts payable and accrued expenses and other liabilities and a decrease in prepaids and other assets), and other noncash charges of $0.1 million.

Net cash used in operating activities during the nine months ended September 30, 2025 was $54.5 million. This consisted of a net loss of $74.0 million and net cash outflows from changes in our operating assets and liabilities of $2.3 million (mainly due to a decrease in accounts payable and accrued expenses and other liabilities and an increase in prepaids and other assets), partially offset by noncash charges for stock-based compensation of $21.7 million and other noncash charges of $0.1 million.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2026 was $372.7 million. This consisted of cash used to purchase marketable securities of $672.0 million and purchases of property and equipment of $0.2 million, partially offset by proceeds from maturities of marketable securities of $299.5 million.

Net cash used in investing activities during the nine months ended September 30, 2025 was $186.2 million. This consisted of cash used to purchase marketable securities of $371.3 million and purchases of property and equipment of $0.2 million, partially offset by proceeds from maturities of marketable securities of $185.2 million.

Cash Flows from Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026 was $475.9 million. This consisted of net proceeds from the sale of shares of our common stock and pre-funded warrants in the 2026 Public Offering of $432.8 million, proceeds from the exercise of stock options of $42.7 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.4 million.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $218.2 million. This consisted of net proceeds from the sale of shares of our common stock and pre-funded warrants in the 2025 Public Offering of $216.2 million, proceeds from the exercise of stock options of $1.8 million and proceeds from the issuance of common stock under our employee stock purchase plan of $0.4 million, partially offset by the payment of deferred offering costs of $0.1 million.

Contractual Obligations and Commitments

In September 2024, we entered into a non-cancellable operating lease (the "Boulder Lease") with Crestview, LLC in Boulder, Colorado. Under the terms of the Boulder Lease, we will lease approximately 20,011 rentable square feet of office and laboratory space from January 1, 2025 through December 31, 2026, with a renewal option for an additional term of five years. We do not intend to exercise the renewal option, and the Boulder Lease is expected to expire on December 31, 2026.

In April 2026, we entered into a non-cancellable operating lease (the “Bay Area Lease”) with JSR Karp 7, LP for our new headquarters in Burlingame, California. The Bay Area Lease provides for approximately 7,200 square feet of office space with a lease term from June 1, 2026 through May 31, 2029.

The following table summarizes our contractual obligations and commitments as of September 30, 2026 (in thousands):

	Payments Due by Period
	Total	Remainder of 2026	2027-2028	Thereafter
Operating lease obligations - Boulder Lease	$104	$104	$—	$—
Operating lease obligations - Bay Area Lease	1,370	124	1,026	220
Total	$1,474	$228	$1,026	$220

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

Critical Accounting Policies and Significant Judgments and Estimates

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States. The preparation of our financial statements and related disclosures requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, costs and expenses, and the disclosure of contingent assets and liabilities in our financial statements. We base our estimates on historical experience, known trends and events and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. We evaluate our estimates and assumptions on a periodic basis. Our actual results may differ from these estimates. As of September 30, 2026, there have been no material changes to our critical accounting policies and estimates from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Significant Judgments and Estimates,” included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on March 3, 2026.

Recently Issued Accounting Pronouncements

A description of recently issued accounting pronouncements that may potentially impact our financial condition and results of operations is disclosed in Note 2 to our unaudited condensed consolidated financial statements appearing elsewhere in this quarterly report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2026, our cash, cash equivalents and marketable securities consisted primarily of U.S. Treasury securities and U.S. Treasury-backed money market funds. Our primary exposure to market risk is interest income sensitivity, which is affected by changes in the general level of U.S. interest rates. However, because our investment portfolio has a weighted-average duration of less than one year, we believe a hypothetical 100 basis point increase or decrease in interest rates during any of the periods presented would not have had a material impact on our financial results.

As of September 30, 2026, we had no debt outstanding and are therefore not exposed to interest rate risk with respect to debt.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to management including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2026, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We are substantially dependent on relcobatinib. If we are unable to advance relcobatinib through clinical development, obtain regulatory approval and ultimately commercialize or license relcobatinib, or experience significant delays in doing so, our business will be materially harmed.
•
The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and the results of our clinical trials may not satisfy the requirements of the FDA, European Medicines Agency (“EMA”) or other comparable foreign regulatory authorities.
•
We have limited resources and are currently focusing our efforts on relcobatinib for development in particular indications and advancing our other research programs. As a result, we may fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
•
Our prospects depend in large part upon developing and commercializing relcobatinib and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.
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

Former Enliven commenced operations in June 2019. We have no products approved for commercial sale and have never generated any revenue. Drug development is a highly uncertain undertaking and involves a substantial degree of risk. We are devoting substantially all of our resources to developing relcobatinib, research and development activities, clinical trial activities, business planning, establishing and maintaining our intellectual property portfolio, hiring personnel, raising capital, and providing general and administrative support for these operations. We are currently evaluating relcobatinib in Phase 1 clinical trials in adults with chronic myeloid leukemia ("CML"). We have not initiated clinical trials for any other product candidate.

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

We have incurred significant net losses, have not generated any revenue to date and have financed our operations primarily through the issuance of our common and convertible preferred stock. Our net loss was $83.8 million for the nine months ended September 30, 2026. As of September 30, 2026, we had an accumulated deficit of $431.0 million. We are still in the early stages of development of our product candidates. As a result, we expect that it will be many years, if ever, before we have commercialized a product and can generate revenue from product sales. Even if we succeed in receiving marketing approval for and commercializing one or more of our product candidates, we expect that we will continue to incur substantial research and development and other expenses in order to discover, develop and market additional potential products.

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

We have never generated any revenue from commercial product sales. To become and remain profitable, we must develop and eventually commercialize product candidates with significant market potential, which will require us to be successful in a range of challenging activities. These activities can include completing preclinical studies and clinical trials of our product candidates, obtaining marketing approval for these product candidates, manufacturing, marketing and selling those products that are approved and satisfying any post-marketing requirements. We do not anticipate generating any revenue from product sales for many years, if ever. Our ability to generate revenue and achieve profitability depends significantly on our ability to achieve several objectives, including:

•
successful and timely completion of clinical development of relcobatinib and any other product candidates, and preclinical and clinical development of other research programs and any other future programs, and/or development of a companion diagnostic, if required for regulatory approval;
•
establishing and maintaining relationships with CROs, CMOs and clinical sites for the clinical development of relcobatinib and any other programs, both in the United States and internationally, including Europe and China;
•
timely receipt of marketing approvals from applicable regulatory authorities for any product candidates for which we successfully complete clinical development;
•
developing an efficient and scalable manufacturing process for our product candidates, including obtaining finished products that are appropriately packaged for sale;
•
establishing and maintaining commercially viable supply and manufacturing relationships with third parties that can provide adequate products and services, in both amount and quality, to support any combination studies for relcobatinib, comparator arms of our clinical trials, and clinical development and meet the market demand for our product candidates, if approved;
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

Any changes in the manufacturing process, suppliers, or facilities will require further comparability analysis and approval by the FDA before implementation, which could delay our clinical trials and product candidate development, and could require additional clinical trials, including bridging studies, to demonstrate consistent and continued safety and efficacy. We are pursuing potential alternative tablet formulations for the relcobatinib program. If we pursue other changes to any of our product candidates, the FDA and other regulatory authorities may require additional studies, including bridging studies, which may significantly delay our clinical trial timelines and regulatory approval.

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

Risks Related to the Discovery, Development and Commercialization of Our Product Candidates

We are early in our development efforts. In addition, we are substantially dependent on relcobatinib. If we are unable to advance relcobatinib through clinical development, obtain regulatory approval and ultimately commercialize or license relcobatinib, or experience significant delays in doing so, our business will be materially harmed.

We are early in our development efforts. We are currently evaluating relcobatinib in Phase 1 clinical trials in adults with CML. Except for relcobatinib and ELVN-002, we have not initiated clinical trials for any other product candidate, and we may experience unexpected or adverse results in the future. We will be required to demonstrate thorough, adequate and well-controlled clinical trials that our product candidates are safe and effective, with a favorable benefit-risk profile, for use in their target indications before we can seek regulatory approvals for their commercial sale. Our initial clinical trials will begin with relatively small cohorts before expanding in size in subsequent cohorts. If safety issues arise in an early cohort, we may be delayed or prevented from subsequently expanding into larger trial cohorts. If clinical trials of our product candidates fail to demonstrate adequate safety and/or efficacy to the satisfaction of regulatory authorities or do not otherwise produce positive results, or if FDA disagrees with our clinical trial design or our interpretation of the data, our ability to advance the product candidates through development phase may be materially delayed, may be suspended or terminated, and the costs of development may increase. If FDA raises material concerns and objects to our study protocol or our statistical plan at any stage of clinical development, such as the design of our Phase 3 or registrational trial, we may not be able to proceed until we can adequately address FDA’s concerns. Our ability to generate product revenue, which we do not expect will occur for many years, if ever, will depend heavily on the successful clinical development and eventual commercialization or licensing of relcobatinib. We are not permitted to market or promote any product candidate before it receives marketing approval from the FDA, EMA or any comparable foreign regulatory authorities, and we may never receive such marketing approvals.

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

We have limited resources and are currently focusing our efforts on relcobatinib for development in particular indications and advancing our other research programs. As a result, we may fail to capitalize on programs, product candidates or indications that may be more profitable or for which there is a greater likelihood of success.

We are currently focusing our resources and efforts on relcobatinib and advancing our other research programs. Because we have limited financial and managerial resources, we must focus on a limited number of research programs and product candidates and on specific indications. As a result, we may forgo or delay pursuit of opportunities for other indications or with other product candidates that may have greater commercial potential. Our resource allocation decisions may cause us to fail to capitalize on viable commercial products or profitable market opportunities. Our spending on current and future research and development activities for relcobatinib and our other research programs, including the development of any combination drug products or companion diagnostics, may not yield any commercially viable products. If we do not accurately evaluate the commercial potential or target markets for relcobatinib and our other research programs, or the product candidates we are currently developing in these programs, we may relinquish valuable rights to our product candidates or programs through collaborations, licensing or other strategic arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate or program.

Our prospects depend in large part upon developing and commercializing and/or otherwise licensing relcobatinib and discovering, developing and commercializing product candidates from our other research programs, and failure to successfully identify, develop and commercialize additional product candidates could impair our ability to grow.

Our future operating results are dependent on our ability to successfully discover, develop, obtain regulatory approval for and commercialize product candidates including relcobatinib and product candidates from our other research programs, including the development of any combination drug products or companion diagnostics, or entering into, on favorable terms, any collaboration, licensing or other arrangements that may be necessary or desirable to develop or commercialize our product candidates. A product candidate can unexpectedly fail at any stage of development. The historical failure rate for product candidates is high due to risks relating to safety, efficacy, clinical execution, changing standards of medical care and other unpredictable variables. The results from preclinical testing or early clinical trials of a product candidate may not be predictive of the results that will be obtained in later stage clinical trials of the product candidate.

The success of relcobatinib and other product candidates we may develop will depend on many factors, including the following:

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

We do not have complete control over many of these factors, including certain aspects of preclinical and clinical development and the regulatory submission process, potential threats to our intellectual property rights and the manufacturing, marketing, distribution and sales efforts of any future collaborator. If we are not successful with respect to one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully commercialize any product candidates from relcobatinib, which would materially harm our business. If we do not receive marketing approvals for such product candidates, we may not be able to continue our operations.

Although a substantial amount of our efforts will focus on the continued preclinical and clinical testing and potential approval of our product candidates in our current pipeline, we expect to continue to innovate and potentially expand our portfolio. Research programs to identify product candidates may require substantial additional technical, financial and human resources, whether or not any new potential product candidates are ultimately identified. Our success may depend in part upon our ability to identify, select and develop promising product candidates and therapeutics. We may expend resources and ultimately fail to discover and generate additional product candidates suitable for further development. Even if we successfully advance any product candidates into preclinical and clinical development, their success will be subject to all of the preclinical, clinical, regulatory and commercial risks described elsewhere in this section. All product candidates are prone to risks of failure typical of biotechnology product development, including the possibility that a product candidate may not be suitable for clinical development as a result of its harmful side effects, limited efficacy or other characteristics indicating that it is unlikely to receive approval by the FDA, the EMA and other comparable foreign regulatory authorities and achieve market acceptance. If we do not successfully develop, commercialize and/or license relcobatinib, or if we do not successfully identify, develop and commercialize new product candidates, our business, prospects, financial condition and results of operations could be adversely affected.

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

The approval of a companion diagnostic as part of the therapeutic product’s labeling limits the use of the therapeutic product to only those patients who express certain biomarkers or the specific genomic alteration that the companion diagnostic was developed to detect. The FDA or a comparable regulatory authority may require approval of a companion diagnostic for any of our product candidates, whether before or concurrently with approval of the product candidate or for a specific indication. We and/or future collaborators may encounter difficulties in developing and obtaining approval for these companion diagnostics. Any delay or failure by us or third-party collaborators to develop or obtain regulatory approval of a companion diagnostic could delay or prevent approval or continued marketing of our related product candidates. In April 2024, the FDA issued a final rule that amends the FDA’s regulations to make explicit that in vitro diagnostics (“IVDs”) are devices under the Federal Food, Drug, and Cosmetic Act, including when the manufacturer of the IVD is a laboratory, and phases out its enforcement discretion for laboratory developed tests ("LDTs"). On March 31, 2025, the U.S. District Court in Texas ruled that the FDA exceeded its authority and vacated and set aside the FDA LDT final rule in its entirety. To the extent regulatory changes impact how any companion diagnostic or LDT used to identify eligible patients for relcobatinib or any other product candidate is validated, labeled, or reimbursed, we will need to coordinate such changes with our regulatory submissions for the product candidate, which may delay our regulatory approval. We will continue to evaluate the impact of future lawsuits brought against the FDA as well as future legislative and administrative actions on companion diagnostic development and strategy. Future regulation by the FDA and other regulatory developments in this area may impact our companion diagnostic development and strategy in connection with our product candidates and result in delays in regulatory approval. We may be required to conduct additional clinical trials to support a broader claim.

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

The design and implementation of clinical trials is a complex process. We have limited experience as a company in designing and conducting clinical trials. We are currently evaluating relcobatinib in Phase 1 clinical trials in adults with CML. However, we have not initiated clinical trials for any other product candidate and we may experience unexpected or adverse results in the future. In part because of this lack of experience as a company and our limited infrastructure, we cannot be certain that our ongoing and planned preclinical studies and clinical trials will be completed on time, that we will successfully or cost-effectively design and implement clinical trials that achieve the desired clinical endpoints efficiently, or at all. The FDA or other regulatory authorities may disagree with our trial design or our interpretation of the data, which can delay our regulatory approval or require us to collect more data than initially planned. Large-scale clinical trials would require significant additional financial and management resources and reliance on CROs and consultants. Relying on third-party clinical investigators, CROs and consultants may result in delays that are outside of our control. We may be unable to identify and contract with sufficient investigators, CROs and consultants on a timely basis or at all. There can be no assurance that we will be able to negotiate and enter into any necessary services agreement with CROs on terms that are acceptable to them on a timely basis or at all.

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

Before we can initiate clinical trials of a product candidate in any indication, we must submit the results of preclinical studies to the FDA, EMA or other comparable foreign regulatory authorities along with other information, including information about the product candidate’s chemistry, manufacturing and controls and our proposed clinical trial protocol, as part of an IND or similar regulatory submission under which we must receive authorization to proceed with clinical development. Although we have received clearance of the IND for relcobatinib, the FDA, EMA or other comparable foreign regulatory authorities have required, and may in the future require, us to change our trial design or conduct additional studies before they allow us to initiate additional clinical trials at any time during clinical testing, clinical trial authorization or comparable application, which may lead to additional delays and increase the costs of our preclinical development programs. Further, changes in regulations in the United States and other countries may increase our compliance costs, make it more difficult to conduct trials in some countries or to implement global trials, or result in changes to our current clinical plans and timelines. Before obtaining marketing approval from the FDA of relcobatinib or any other programs, we must conduct extensive clinical trials to demonstrate safety and efficacy. Clinical testing is expensive, time consuming and uncertain as to outcome. In addition, we expect to rely in part on preclinical, clinical and quality data generated by our CROs and other third parties for regulatory submissions for our product candidates. While we have or will have agreements governing these third parties’ services, we have limited influence over their actual performance. We could encounter delays because of the relocation to new corporate headquarters, which does not include laboratory space. If these third parties do not make data available to us, or, if applicable, make regulatory submissions in a timely manner, in each case pursuant to our agreements with them, our development programs may be significantly delayed and we may need to conduct additional studies or collect additional data independently. In either case, our development costs would increase. We may not be able to file INDs for future product candidates on the timelines we expect. For example, we may experience manufacturing delays or other delays with IND-enabling studies. Moreover, we cannot be sure that submission of an IND will result in the FDA allowing clinical trials to begin, or that, once begun, issues will not arise that suspend or terminate clinical trials. Additionally, even if the FDA agrees with the design and implementation of the clinical trials set forth in an IND, we cannot guarantee that it will not change its requirements in the future. These considerations also apply to new clinical trials we may submit as amendments to existing INDs or to a new IND. Any failure to file INDs on the timelines we expect or to obtain regulatory approvals for our planned clinical trials may prevent us from initiating or completing our clinical trials or commercializing our product candidates on a timely basis, if at all.

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

Although we expect any such relationships to be within the FDA’s guidelines, the FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the study. The FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of our product candidates. If we experience delays in the completion of, or termination of, any clinical trial of any product candidate, the commercial prospects of such product candidate will be harmed, and our ability to generate product revenue will be delayed. Moreover, any delays in completing our clinical trials will increase our costs, slow down our development and approval process and jeopardize our ability to commence product sales and generate revenue which may harm our business, financial condition, results of operations and prospects significantly. We may from time to time support investigator-sponsored trials conducted by academic institutions or other third-party investigators, and we may not have the same degree of control over the design, conduct, timing, data collection, reporting or publication of those trials as we have over

Company-sponsored trials. If third-party investigators or institutions fail to comply with applicable protocols, GCP, safety reporting, data privacy, regulatory or other requirements, or if an investigator-sponsored trial generates adverse safety findings, negative or inconclusive efficacy data, intellectual property, publication or data-access disputes, or other results that are difficult to interpret, our development plans, regulatory strategy, proprietary position, reputation or business could be adversely affected.

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

There are currently six BCR-ABL TKIs approved for use in CML by the FDA: Novartis AG’s Gleevec (imatinib), Tasigna (nilotinib), Scemblix (asciminib), Bristol Myers Squibb’s Sprycel (dasatinib), Pfizer’s Bosulif (bosutinib), and Takeda’s Iclusig (ponatinib), which are more fully described in the Business section of our Annual Report on Form 10-K filed with the SEC on March 3, 2026. There are investigational agents in clinical trials for CML, such as olverembatinib by Ascentage, MK-4208 (formerly TERN-701) by Merck, and TGRX-678 by Shenzhen TargetRx.

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

Manufacturing drugs, especially in large quantities, is complex and may require the use of innovative technologies. Each lot of an approved drug product must undergo thorough testing for identity, strength, quality, purity and potency. Manufacturing drugs requires facilities specifically designed for and validated for this purpose, as well as sophisticated quality assurance and quality control procedures. From time to time, we have experienced, and may in the future experience, deviations in the manufacturing process, including filling, labeling, packaging, storage and shipping and quality control and testing, which have resulted and may result in mislabeling, lot failures, product recalls or spoilage. When changes are made to the manufacturing process, we may be required to provide preclinical and clinical data showing the comparable identity, strength, quality, purity or potency of the products before and after such changes. If microbial, viral or other contaminations are discovered at the facilities of our manufacturer, such facilities may need to be closed for an extended period of time to investigate and remedy the contamination, which could delay clinical trials and harm our business. The use of biologically derived ingredients can also lead to allegations of harm, including infections or allergic reactions, or closure of product facilities due to possible contamination.

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

As product candidates progress through preclinical and clinical trials to marketing approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize yield and manufacturing batch size, minimize costs and achieve consistent quality and results. For example, if we change the formulation of relcobatinib, this could increase our costs and/or could delay regulatory approval.

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

Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the U.S. In January 2026, CMS launched the GENEROUS Model (GENErating cost Reductions fOr U.S. Medicaid Model), which aims to ensure fair and reasonable drug prices for Medicaid through CMS-led negotiations with drug manufacturers. Under the GENEROUS Model, manufacturers will provide supplemental rebates to participating states for drugs included in the model to align Medicaid net prices with what certain other countries pay. The GENEROUS Model is voluntary for manufacturers and states. In October 2026, CMS published the Global Benchmark for Efficient Drug Pricing (“GLOBE”) Model Final Rule, which will implement a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologicals to pay rebates to CMS tied to international drug prices for those products. The Final Rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model. The GLOBE Model final rule is subject of ongoing litigation, which could impact its implementation. Government agreements with pharmaceutical companies and other measures that use most-favored-nation pricing targets for prescription drugs or that increase generic and biosimilar drug entry sooner than expected could have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover R&D costs, ability to attract potential investors and potential buyers in the future, or the pricing of our approved product in the U.S. and in foreign countries.

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

As part of our development strategy, we are seeking strategic collaborations to develop our current or future product candidates in combination with one or more currently approved cancer therapies or therapies in development. In any such collaboration, we may be dependent on the collaborator to supply the combination drug on the timeline and in the quantities required for our clinical trial, and any failure or delay by the collaborator in providing adequate supply could delay the initiation, enrollment or completion of a combination trial. Even if any of our current or future product candidates were to receive marketing approval or be commercialized for use in combination with other existing therapies, we would continue to be subject to the risks that the FDA, EMA or other comparable foreign regulatory authorities could revoke approval of the therapy used in combination with any of our product candidates, or safety, efficacy, manufacturing or supply issues could arise with these existing therapies. In addition, it is possible that existing therapies with which our product candidates are approved for use could themselves fall out of favor or be relegated to later lines of treatment. This could result in the need to identify other combination therapies for our product candidates or our own products being removed from the market or being less successful commercially.

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

Factors that may affect our ability to commercialize our product candidates, if approved, on our own include recruiting and retaining adequate numbers of effective sales and marketing personnel, developing adequate educational and marketing programs to increase public acceptance of our approved product candidates, ensuring regulatory compliance of our company, employees and third parties under applicable healthcare laws, and other unforeseen costs associated with creating an independent sales and marketing organization. Developing a sales and marketing organization will be expensive and time-consuming and could delay the launch of our product candidates upon approval. We may not be able to build an effective sales and marketing organization. If we are unable to build our own distribution and marketing capabilities or to find suitable partners for the commercialization of our product candidates, we may not generate revenue from them or be able to reach or sustain profitability.

The FDA, EMA and other comparable foreign regulatory authorities may not accept data from trials conducted in locations outside of their jurisdiction.

We currently conduct our clinical trials for relcobatinib in Australia, Belgium, Canada, France, Germany, Hungary, Israel, Italy, Japan, the Netherlands, Poland, South Korea, Spain, the United Kingdom, and the United States. In the future, we may conduct clinical trials for relcobatinib in other countries, including but not limited to Brazil, Bulgaria, Czech Republic, Denmark, Norway, Singapore, Sweden, Taiwan and Turkey. We plan to conduct clinical trials for future candidates in the United States and internationally. The acceptance of study data by the FDA, EMA or other comparable foreign regulatory authority from clinical trials conducted outside of their respective jurisdictions may be subject to certain conditions, and we may face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data. For example, the FDA has declined to approve other applications that contained primarily China-generated clinical data. In cases where data from United States clinical trials are intended to serve as the basis for marketing approval in the foreign countries outside the United States, the standards for clinical trials and approval may be different. There can be no assurance that any United States or foreign regulatory authority would accept data from trials conducted outside of our applicable jurisdiction. In some cases, the regulatory authority may require clinical trials to include patients in their jurisdiction to support regulatory approval. If we are unable to obtain or utilize appropriate study data for any reason, including any failure or refusal to accept study data by the FDA, EMA or any applicable foreign regulatory authority, it would result in the need for additional trials, which would be costly and time-consuming and delay aspects of our business plan, and which may result in our product candidates not receiving approval or clearance for commercialization in the applicable jurisdiction.

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

Prior to seeking accelerated approval, we will seek feedback from the FDA, EMA or comparable foreign regulatory authorities and will otherwise evaluate our ability to seek and receive such accelerated approval. Relcobatinib has received Fast Track designation from the FDA, but there can be no assurance that this designation will result in faster development or regulatory review or approval, or that we will receive or maintain any other expedited development, review or approval designation. There can be no assurance that, after our evaluation of the feedback and other factors, we will decide to pursue or submit an NDA for accelerated approval or any other form of expedited development, review or approval. Similarly, there can be no assurance that after subsequent feedback from the FDA, EMA or comparable foreign regulatory authorities, we will continue to pursue or apply for accelerated approval or any other form of expedited development, review or approval, even if we initially decide to do so. Furthermore, if we decide to submit an application for accelerated approval or under another expedited regulatory designation (e.g., Fast Track designation or Breakthrough Therapy designation), there can be no assurance that such submission or application will be accepted or that any expedited development, review or approval will be granted on a timely basis, or at all, because the FDA’s accelerated approval pathways do not guarantee an accelerated review by the FDA. The FDA, EMA or other comparable foreign regulatory authorities could also require us to conduct further studies prior to considering our application or granting approval of any type. A failure to obtain accelerated approval or any other form of expedited development, review or approval for our product candidate would result in a longer time period to commercialization of such product candidate, could increase the cost of development of such product candidate and could harm our competitive position in the marketplace.

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

Relcobatinib has received Fast Track designation from the FDA, and where possible, we plan to seek Fast Track designation for other product candidates. Even if we receive Fast Track designation for a product candidate, we may be unable to obtain or maintain the benefits associated with Fast Track designation.

Relcobatinib has received Fast Track designation from the FDA, and where possible, we plan to seek Fast Track designation for our other product candidates. Fast Track designation is designed to facilitate the development and expedite the review of therapies for serious conditions and fill an unmet medical need. Programs with Fast Track designation may benefit from early and frequent communications with the FDA, potential Priority Review and the ability to submit a rolling application for regulatory review. Fast Track designation applies to both the product candidate and the specific indication for which it is being studied. If relcobatinib does not continue to meet the criteria for Fast Track designation, or if any other product candidate receives Fast Track designation but does not continue to meet the criteria for Fast Track designation, or if our clinical trials are delayed, suspended or terminated, or put on clinical hold due to unexpected adverse events or issues with clinical supply, we will not receive the benefits associated with the Fast Track program. Furthermore, Fast Track designation does not change the standards for approval and does not guarantee faster development, review or approval. Fast Track designation alone does not guarantee qualification for the FDA’s Priority Review procedures.

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

We received orphan drug designation for relcobatinib. We may not be able to obtain additional orphan drug designations or obtain or maintain orphan drug exclusivity for our other product candidates and, even if we do, that exclusivity may not prevent the FDA, EMA or other comparable foreign regulatory authorities, from approving competing products.

Regulatory authorities in some jurisdictions, including the United States and the EU, may designate drugs for relatively small patient populations as orphan drugs. Under the Orphan Drug Act, the FDA may designate a product candidate as an orphan drug if it is a drug intended to treat a rare disease or condition, which is generally defined as a patient population of fewer than 200,000 individuals annually in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In November 2024, relcobatinib received orphan drug designation for CML. There can be no assurances that we will be able to obtain any additional orphan designations or other designations for other product candidates.

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

Moreover, there has been heightened governmental scrutiny recently over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, under the American Rescue Plan Act of 2021, a sunset provision, effective January 1, 2024, eliminated the statutory cap on Medicaid Drug Rebate Program rebates that manufacturers pay to state Medicaid programs. Elimination of this cap may require pharmaceutical manufacturers to pay more in rebates than it receives on the sale of products, which could have a material impact on our business. Further, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at increasing competition for prescription drugs. In August 2022, Congress passed the IRA, which includes prescription drug provisions that have significant implications for the pharmaceutical industry and Medicare beneficiaries, including allowing the federal government to negotiate a maximum fair price for certain high-priced single-source Medicare drugs, imposing penalties and excise tax for manufacturers that fail to comply with the drug price negotiation requirements, requiring inflation rebates for all Medicare Part B and Part D drugs, with limited exceptions, if their drug prices increase faster than inflation, and redesigning Medicare Part D to reduce out-of-pocket prescription drug costs for beneficiaries, among other changes. Only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for single-source biologics) can qualify for negotiation, with the negotiated price taking effect two years after the selection year. For 2026, CMS selected 10 high-cost Medicare Part D drugs in 2023 and the negotiated maximum fair price for each drug has been announced. CMS has selected 15 additional Medicare Part D drugs for negotiated maximum fair pricing in 2027. For 2028, up to an additional 15 drugs, which may be covered under either Medicare Part B or Part D, will be selected, and for 2029 and subsequent years, up to 20 additional Part B or Part D drugs will be selected. Various industry stakeholders have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. Further, the current administration has issued executive orders focused on decreasing prescription drug prices, including directing the Secretary of HHS to establish a mechanism through which American patients can buy drugs directly from manufacturers who sell at a most-favored-nation price and directing the U.S. Trade Representative and Secretary of Commerce to take action to ensure foreign countries are not engaged in practices that purposefully and unfairly undercut market prices and drive price hikes in the United States. In January 2026, CMS launched a voluntary initiative called the GENEROUS Model, which aims to ensure fair and reasonable drug prices for Medicaid through CMS-led negotiations with drug manufacturers. Under the GENEROUS Model, manufacturers will provide supplemental rebates to participating states for drugs included in the model to align Medicaid net prices with what certain other countries pay. The GENEROUS Model is voluntary for manufacturers and states. In October 2026, CMS published the GLOBE Model Final Rule, which will implement a mandatory Medicare Part B five-year demonstration payment model that will require manufacturers of certain high-spend Part B drugs and biologicals to pay rebates to CMS tied to international drug prices for those products. The Final Rule added exclusions for orphan-only drugs, cellular and gene therapy products, and plasma-derived products, and delayed the start of the first performance year to April 1, 2027. CMS also noted that it intends to waive GLOBE’s mandatory participation requirements for manufacturers in any calendar quarter during which they are participating in the GENEROUS Model. The GLOBE Model final rule is the subject of ongoing litigation, which could impact its implementation. Government agreements with pharmaceutical companies and other government measures that use most-favored-nation pricing targets for prescription drugs, including the use of international pricing reference to set drug prices in the United States, or that increase generic and biosimilar drug entry sooner than expected can have a material adverse effect on our industry, ability to set adequate pricing for new drugs to recover research and development costs, ability to attract potential investors and potential buyers in the future. We cannot predict the full impact of the executive orders focused on reducing prescription drug prices or increasing domestic drug manufacturing capacity, or other measures that may be implemented by the current administration related to drug pricing, drug supply chain and manufacturing in the United States. The impact of ongoing and future judicial challenges as well as future legislative, executive, and administrative actions and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear, particularly given the current presidential administration.

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

Additionally, we are subject to additional restrictions and requirements relating to privacy, data protection and data security in other jurisdictions outside the United States in connection with our clinical trials. For example, the collection, use, storage, disclosure, transfer (including cross-border), or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the General Data Protection Regulation (“GDPR”). The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of certain personal data breaches (including to supervisory authorities and potentially affected individuals), and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data outside the European Economic Area (“EEA”) to third-party countries that have not been found to provide adequate protection to such personal data, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenue, whichever is greater, for the most serious of violations. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR.

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

We may also be subject to federal and state privacy, data protection and data security laws and regulations in the United States including, without limitation, laws that regulate personal information, including health information. For example, California has enacted the California Consumer Privacy Act (“CCPA”), which created certain individual privacy rights for California consumers (as defined in the law) and placed increased privacy, data protection, and data security obligations on entities handling personal information of California consumers, devices, or households. The CCPA requires covered companies to provide certain disclosures to California consumers about such companies’ data collection, use and sharing practices and provide such consumers new ways to opt-out of certain sales of personal information. The CCPA also provides consumers with a private right of action in certain data breach situations. The CCPA went into effect on January 1, 2020, and the California Attorney General commenced enforcement actions for violations on July 1, 2020. Moreover, the California Privacy Rights Act (“CPRA”), which significantly modified the CCPA, including by imposing additional obligations on covered companies and expanding consumers’ rights with respect to certain sensitive personal information, became operative on January 1, 2023, potentially resulting in further uncertainty and requiring us to incur additional costs and expenses in an effort to comply. The CPRA also created the California Privacy Protection Agency, which has authority to implement and enforce the CCPA and the CPRA. We are monitoring developments regarding the CCPA and CPRA in view of our headquarters and operations in California. On September 23, 2025, the California Office of Administrative Law approved final regulations adopted by the California Privacy Protection Agency addressing automated decision-making technology, privacy risk assessments, and cybersecurity audits, which became effective January 1, 2026, with compliance obligations phased in through 2028 and beyond. We anticipate further rulemaking under, and amendments to, the CCPA and CPRA over time.

The CCPA has prompted a number of proposals for federal and state privacy legislation, some of which have been enacted. Many of these proposed and enacted laws are comprehensive privacy statutes that impose obligations similar to the CCPA. For example, Colorado enacted the Colorado Privacy Act (“CPA”), legislation similar to the CCPA that took effect in 2023; Connecticut, Utah, and Virginia have also enacted legislation similar to the CCPA and CPA that took effect in 2023; Florida, Montana, Oregon, and Texas have enacted similar legislation that took effect in 2024; Delaware, Iowa, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, and Tennessee have enacted similar legislation that took effect in 2025; Indiana, Kentucky, and Rhode Island have enacted similar legislation that has taken effect in 2026; Alabama, Louisiana, and Oklahoma have enacted similar legislation that takes effect in 2027; and Vermont has enacted similar legislation that takes effect in 2028. Further, other states have enacted laws that cover certain aspects of the collection, use, disclosure, and/or other processing of health information, such as Washington’s My Health, My Data Act, which, among other things, provides for a private right of action. The U.S. federal government also is contemplating federal privacy legislation. Additionally, the U.S. Department of Justice issued a final rule that took effect in April 2025, which places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China and other designated countries or with other specified links to China or other designated countries. Collectively, these laws and regulations represent a trend toward more stringent laws and regulations addressing data transfers and other privacy and data security matters in the United States. We may be required to modify our policies and practices and otherwise to incur additional costs and expenses in an effort to comply with new and evolving legislation relating to privacy and data security.

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

As of September 30, 2026, we had 65 full-time employees. Of these employees, 49 are engaged in research or product development and clinical activities. The small size of our centralized team may limit our ability to devote adequate personnel, time, and resources to support our operations or research and development activities, and the management of financial, accounting, and reporting matters. If our team fails to provide adequate administrative, research and development, or other services across our organization, our business, financial condition, and results of operations could be harmed.

We will need to grow the size and capabilities of our organization, and we may experience difficulties in managing this growth.

As of September 30, 2026, we had 65 full-time employees. Of these employees, 49 are engaged in research or product development and clinical activities. In order to successfully implement our development and commercialization plans and strategies, we expect to need significant additional managerial, operational, sales, marketing, financial and other personnel. Future growth will impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining, retaining and motivating our current and additional employees;
•
managing our internal development efforts effectively, including the non-clinical, clinical, FDA, EMA and other comparable foreign regulatory agencies’ review process for our product candidates, including relcobatinib while complying with any contractual obligations to contractors and other third parties;
•
managing increasing operational and managerial complexity;
•
complying with additional regulatory and compliance requirements related to advancing our product candidates and research programs; and
•
improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to successfully develop and, if approved, commercialize relcobatinib and other research programs will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and/or engaging additional third-party service providers, we may not be able to successfully implement the tasks necessary to further develop and commercialize relcobatinib and/or license relcobatinib and any other product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

Geopolitical developments in and actions by the United States or foreign countries, including the Russia-Ukraine conflict and conflicts in the Middle East (including the Iran conflict), and retaliatory measures by foreign countries in response to actions by the United States, in particular tariffs, could increase the uncertainties and costs surrounding the prosecution or maintenance of our patent applications or those of any current or future licensors and the maintenance, enforcement or defense of our issued patents or those of any current or future licensors. Further, many foreign countries could threaten to impose retaliatory measures that may adversely impact our intellectual property rights in those countries. For example, on March 14, 2025, Brazil enacted Law No. 15.122/2025 (known as the “Economic Reciprocity Law”), which provides a framework that allows for the suspension of obligations related to foreign entities’ intellectual property rights.

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

In particular, there is currently significant uncertainty about the future relationship between the United States and various other countries, including China, with respect to trade policies, treaties, tariffs, any retaliatory actions in response thereto, taxes, and other limitations on cross-border operations, including but not limited to the provision of services and the exchange of data. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, since July 2026, the U.S. government has imposed a tariff of up to 100% on certain patented or branded pharmaceuticals and pharmaceutical products under authorities provided in Section 232 of the Trade Expansion Act of 1962. In addition, the administration continues to implement new, reinstated, or adjusted tariffs under legal authorities such as Section 232 of the Trade Expansion Act of 1962, Sections 122 and 301 of the Trade Act of 1974 and Section 338 of the Tariff Act of 1930 and we expect that the administration will continue with this practice. The introduction or imposition of new or increased tariffs or other trade measures could also lead to retaliatory actions by other countries. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. These tariffs (and the uncertainty around their implementation) could affect inputs to our products, as well as equipment, materials, or components that we import into the U.S. from our suppliers, which could significantly impact the cost of these items. Retaliatory tariffs could also negatively affect our ability to export and sell our potential products into those countries. If these tariffs are implemented, reinstated or adjusted, if additional tariffs are placed, or if any related countermeasures are taken by China, the United States, or other countries, our business, financial condition, and results of operations may be materially harmed.

We also have manufacturing activities that take place in the European Union. The U.S.-EU trade relationship is also subject to these noted uncertainties, including with respect to trade policies, treaties, tariffs, and any retaliatory responses thereto, though certain agreements between the U.S. and the EU may mitigate some of these risks. Geopolitical events may also affect the stability of the current tariff regime, notwithstanding current agreements; for example, in January 2026 the United States threatened to impose significant additional tariffs on certain European countries, including certain EU countries, in connection with a dispute related to the sovereign status of the autonomous territory of Greenland. Increases in applicable tariffs, changes to trade policies, or uncertainties related to these matters could increase the costs of our trials and manufacturing and negatively affect our business, financial condition, or the results of our operations.

In addition, various U.S. regulators and legislators have advanced proposals that would limit the exchange of data with commercial counterparties in certain nations, including China, ranging from personal health information to clinical trial data to information related to drug development, and regulators in other countries have considered similar restrictions on the outflow of such data. Further, the current situation relating to trade with China and governmental and regulatory concerns relating to specific Chinese companies continue to remain fluid and unpredictable and may further change as a result of the current presidential administration. Legislation known as the BIOSECURE Act was enacted in December 2025 as part of the 2026 National Defense Authorization Act, which places limitations on certain interactions with certain Chinese and other biotechnology firms that may pose a threat to United States national security. Additional proposals and agency actions may further limit those Chinese service providers’ ability to engage in business in the United States or with U.S. government contractors, and additional biotechnology companies of concern may be designated in the future. Clinical trials that we may conduct for relcobatinib in China may be affected by such regulatory restrictions. We manufacture certain of our product candidates in various countries, including the United States, China and Spain and may in the future manufacture certain of our product candidates in other countries, including countries in Europe, which may increase the cost of manufacturing our product candidates. Potential issues or delays with this transition can impact our clinical plans and timelines, and we expect that such transition will increase our expenses. We have and may continue to face difficulties or challenges in connection with the collection, transfer across borders, or other use or processing of study data within particular jurisdictions, or originally obtained from particular jurisdictions, including China. If we are unable to obtain or use services from existing service providers, to obtain or use any necessary inputs (e.g., data), or become unable to export or sell our products to any of our customers or service providers, our business, liquidity, financial condition, and/or results of operations would be materially and adversely affected.

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
•
the mislabeling of clinical supplies, potentially resulting in use of expired drug, the wrong dose amounts being supplied or active drug not being properly identified;
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
•
the timing and outcomes of preclinical studies and clinical trials for relcobatinib and any product candidates from our research programs, or competing product candidates;
•
the need to conduct unanticipated clinical trials or trials that are larger or more complex than anticipated;
•
the timing and cost of, our level of investment in, and our ability to develop companion diagnostics, if required for regulatory approval of any product;
•
our ability to acquire drug product for combination trials or for comparator arms of clinical trials;

•
competition from existing and potential future products that compete with relcobatinib or any of our research programs, and changes in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
any delays in regulatory review or approval of relcobatinib or any of our other research programs;
•
the level of demand for any of our product candidates, if approved, which may fluctuate significantly and be difficult to predict;
•
the risk/benefit profile, cost and reimbursement policies with respect to our product candidates, if approved, and existing and potential future products that compete with relcobatinib or any of our other research programs;
•
our ability to commercialize relcobatinib or any of our research programs, if approved, inside and outside of the United States, either independently or working with third parties;
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

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We have not generated any revenue from the commercial sale of products and will not be able to generate any product revenue until, and only if, we receive approval to sell our product candidates from the FDA or other regulatory authorities. As of September 30, 2026, we had $884.4 million in cash, cash equivalents and marketable securities. Based on our current operating plan, we believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operations into 2030. However, as we have not generated any revenue from commercial sales to date and do not expect to generate any revenue for several years, if ever, we will need to raise substantial additional capital in order to fund our general corporate activities and to fund our research and development, including our currently planned clinical trials and plans for new clinical trials and product development.

We may seek to raise additional funds through various potential sources, such as equity and debt financings, or through strategic collaborations and license agreements. We can give no assurances that we will be able to secure such additional sources of funds to support our operations or, if such funds are available, that such additional financing will be sufficient to meet our needs. Moreover, to the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional significant dilution and new investors could gain rights, preferences and privileges senior to the holders of common stock. On June 23, 2023, we entered into the Sales Agreement with the Sales Agent, pursuant to which we may offer and sell shares of our common stock, from time to time, through an “at-the-market” program under the Securities Act. On August 13, 2025, we filed the Automatic Shelf Registration Statement that allows us to undertake an indeterminate amount of equity and debt offerings. On August 13, 2025, we also filed a prospectus supplement to the Automatic Shelf Registration Statement that covers the offering, issuance and sale of up to $200.0 million of our common stock under the Sales Agreement. Through September 30, 2026, we have sold 1,526,610 shares of common stock pursuant to the Sales Agreement at a weighted-average price per share of $26.20 and received net proceeds of $38.6 million, after deducting offering-related transaction costs and commissions. As of September 30, 2026, there was $200.0 million of common stock available for sale under the Sales Agreement. Additionally, in March 2024, we sold common stock and pre-funded warrants in the Private Placement and received aggregate net proceeds of $89.7 million; in June 2025, we completed the 2025 Public Offering where we sold common stock and pre-funded warrants and received aggregate net proceeds of $216.2 million; and in June 2026, we completed the 2026 Public Offering where we sold common stock and pre-funded warrants and received aggregate net proceeds of $432.6 million. We do not have any committed external source of funds. Debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaboration and licensing arrangements, it may be necessary to relinquish some rights to our technologies or product candidates, or grant licenses on terms that may not be favorable.

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

We expect to grant equity awards to employees, directors and consultants under our equity incentive plan and employee stock purchase plan. We will need substantial additional funding before we can complete the development of our product candidates. We may also raise capital through equity financings in the future. For example, in March 2024, we sold 5,357,144 shares of our common stock and pre-funded warrants to purchase 1,071,505 shares of our common stock in the Private Placement; in June 2025, we completed the 2025 Public Offering where we sold 9,920,987 shares of our common stock and pre-funded warrants to purchase 1,780,263 shares of our common stock; and in June 2026, we completed the 2026 Public Offering where we sold 10,533,334 shares of our common stock and pre-funded warrants to purchase 1,733,333 shares of our common stock. Through September 30, 2026, we have sold 1,526,610 shares of our common stock pursuant to the Sales Agreement. As part of our growth strategy, we may seek to acquire companies and issue equity securities to pay for any such acquisition. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

As of September 30, 2026, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially owned approximately 37.8% of our voting stock. As a result, if these stockholders were to choose to act together, they would be able to significantly influence all matters submitted to our stockholders for approval, as well as our management and affairs, for example, the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire.

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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
10.1	Outside Director Compensation Policy, as amended June 10, 2026.				Filed herewith
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				Filed herewith
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				Furnished herewith
101.INS	Inline XBRL Instance Document				Furnished herewith
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents				Furnished herewith
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)				Furnished herewith

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

Enliven Therapeutics, Inc.

Date: November 5, 2026	By:	/s/ Richard Fair
Richard Fair
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 5, 2026	By:	/s/ Benjamin Hohl
Benjamin Hohl
Chief Financial Officer
(Principal Financial and Accounting Officer)